Form 10-K
period 1994-12-31
HBO & CO
filed 1995-03-17
CIK 310377

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           --------------------------

                                   FORM 10-K

(MARK ONE)
/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994
                                       OR
/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

FOR THE TRANSITION PERIOD FROM ____________________________ TO
____________________________

                         COMMISSION FILE NUMBER  0-9900

                           --------------------------

                                 HBO & COMPANY

             (Exact name of registrant as specified in its charter)

           DELAWARE                   37-0986839
 (State or other jurisdiction      (I.R.S. Employer
              of
incorporation or organization)    Identification No.)

  301 PERIMETER CENTER NORTH
       ATLANTA, GEORGIA                  30346
    (Address of principal             (Zip Code)
      executive office)

       Registrant's telephone number, including area code: (404) 393-6000

                           --------------------------

        Securities registered pursuant to Section 12(b) of the Act: NONE

          Securities registered pursuant to Section 12(g) of the Act:

                          COMMON STOCK, $.05 PAR VALUE
                                (Title of Class)

                           --------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes_X_ No ____

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. ____

    Aggregate market value of the voting stock held by nonaffiliates of the registrant, computed using the closing price as reported by The Nasdaq Stock Market's National Market for the Company's common stock on February 28, 1995:
$1,230,211,752.

    Indicate the number of shares outstanding of the registrant's common stock as of the latest practicable date:

                                 OUTSTANDING AT
            CLASS               FEBRUARY 28, 1995
- ------------------------------  -----------------
Common Stock, $.05 par value        31,953,552

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Annual Report to Stockholders for the year ended December 31, 1994, are incorporated by reference into Parts I, II and IV of this Form 10-K.

    Portions of the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 9, 1995, are incorporated by reference into Part III of this Form 10-K.

    All prior period amounts have been restated to reflect the acquisition of Serving Software, Inc.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                     PART I

ITEM 1:  BUSINESS

GENERAL

    HBO & Company (the Company or HBOC), a Delaware corporation incorporated in 1974, is a healthcare information solutions company that provides a comprehensive range of computer-based information systems and services to healthcare enterprises - hospitals, integrated delivery networks and managed care organizations. The Company designs, sells and services information systems for a variety of applications within healthcare organizations. It also sells, installs and services local, metropolitan and wide area networks (LANs, MANs and
WANs) and provides a range of value-added services through network communications technology. In addition, HBOC provides outsourcing services under contract management agreements whereby it staffs, manages and operates data centers, information systems organizations and even business offices of healthcare institutions of all sizes and structures.

    The Company's primary market for its products and services consists of approximately 3,000 acute-care hospitals (and affiliated organizations) in the above-100 bed range in the United States. Through hospital affiliates, HBOC is marketing new products to the total healthcare enterprise including ambulatory care, physician offices and managed care providers. Through its subsidiary HBO & Company Canada Ltd., HBOC provides products and services in Canada, where there are approximately 500 hospitals having 100 or more beds. Through its subsidiary HBO & Company (UK) Limited, the Company services the United Kingdom, where there are approximately 300 hospitals having 100 or more beds. Experts estimate that in 1994 the industry spent more than $4 billion in the United States and more than $.5 billion in Canada and the United Kingdom on information systems, services and computer hardware. HBOC products are sold in other parts of the world through agreements with third parties.

    HBOC's products and services are offered through a companywide sales organization and business units that have responsibility for research and development and customer services. These business units include Pathways 2000, STAR, Series 3000/4000, HealthQuest/Series 5000, Outsourcing Services Group, Connect Technology Group, Amherst Product Group, Serving Software Group and, as of February 1995, Advanced Laboratory Group.

    In June 1994, HBOC acquired IBAX Healthcare Systems (IBAX), a partnership of subsidiaries of Baxter Healthcare Corporation (Baxter) and International Business Machines Corporation (IBM). With this acquisition, HBOC added the Series 3000, 4000 and 5000 lines of "core" hospital transaction systems. Series 3000 and 4000 run on IBM AS/400 hardware, and the Series 5000 line runs on IBM mainframe equipment.

    The Serving Software Group was formed with the September 1994 acquisition of Serving Software, Inc., a Minneapolis-based provider of resource scheduling and management software. Serving Software's newest product, which is client/server-based, has become a member of HBOC's Pathways 2000 family of enterprisewide information systems solutions.

    In December 1994, HBOC acquired Care 2000, Inc., a small Atlanta-based firm specializing in case management methodologies.

    Subsequent to year-end 1994 and prior to the filing of this form 10-K, HBOC acquired Advanced Laboratory Systems, Inc., a Eugene, Oregon-based developer of laboratory software for the healthcare and commercial marketplace.

    HBOC's RISC/UNIX-based STAR family of products and the Series 3000 and 4000 products serve organizations ranging in size from 100-bed institutions to those with multiple facilities that generally prefer to keep in-house data processing staff to a minimum. Customers of IBM mainframe-based

HealthQuest and Series 5000 software and services are primarily large, complex healthcare organizations with in-house data processing departments staffed with their own systems professionals. In addition, throughout 1994 HBOC continued development and rollout of its Pathways 2000 family of products, which serves the needs of today's burgeoning healthcare alliances.

    To support the connectivity needs of hospitals and their affiliates, the Connect Technology Group (CTG) provides total network installation and support. In addition, CTG offers comprehensive value-added network information services that extend local and metropolitan area networks outside of the hospital to include payers, vendors, financial institutions and Internet. All together, HBOC's networking solutions provide customers with a complete network solution for electronic access throughout a provider enterprise.

    HBOC's Amherst Product Group (APG) provides its industry-leading decision support products to many healthcare settings, including multifacility, corporate and university environments. APG also offers an enterprise information system to assist healthcare executives in critical strategic decision-making. Both APG systems are being transitioned to an open systems, client/server-based architecture.

    The Outsourcing Services Group provides resources for formulating and delivering complete solutions for information technology and business office management. In June 1994, HBOC signed an agreement with Unisys Corporation that allowed HBOC to acquire the Unisys PRN (Professional Resource Network) product line and related Charlotte, North Carolina operations. The Charlotte office, which is managed by the Outsourcing Services Group, provides ongoing customer service and support for some 60 PRN customers in the United States and Canada.

    HBO & Company also provides a host of software and networking products and services to the global healthcare marketplace outside the United States. In 1994, HBOC increased its presence in the United Kingdom when it contracted with the North East Thames Regional Health Authority to transfer the assets and 90-person staff of a full-service computer center to HBOC. The initial contract brought in 37 outsourcing agreements.

    As of  December  31,  1994,  the Company  and  its  subsidiaries  had  2,383 employees.

TECHNOLOGY STRATEGY

    HBO & Company's product technology strategy reflects the needs of community-based health networks that are emerging as a result of the healthcare reform movement. In particular, these networks will require information systems that are highly flexible and quickly adaptable and that can serve the information access needs of a broad range of users.

    The Company's strategy also builds on the direction proposed in the 1992 report from the Institute of Medicine (IOM) for developing the computer-based patient record. This strategy, which consists of the following six major components, guides HBOC's product development direction.

    Foundation Products -- Many of HBO & Company's products are portable to a variety of hardware platforms to protect a healthcare organization's hardware investments and enable it to benefit from price/performance advances. For example, HBOC offers a full range of its products on RISC (Reduced Instruction Set Computing) hardware using the UNIX operating system, which has very attractive price/performance characteristics.

    Workstations -- Workstation technology, via PCs, provides enhanced productivity and appeal for system users by giving them access to graphics, image processing, voice processing, multiple technologies and sophisticated user interfaces.

    Specialized Processors -- Specialized processors, utilizing client/server technology, provide organizations with improved processing and storage for large volumes of data and specific applications, including imaging and document processing.

    Networks -- LANs, MANs and WANs provide faster and more effective pathways to distribute the wider variety of data, images and recorded voice needed by image processing and client/server applications.

    Technology Standards -- HBO & Company products can be interconnected with other vendors' products through the use of industry-accepted standards for hardware connectivity and communications protocols, including Health Level Seven
(HL7). These standards speed the healthcare organization's assimilation of new technologies and advanced third-party products, while insulating the Company's products from obsolescence.

    Software Engineering -- HBOC's product developers use state-of-the-art application development tools, such as program generators, artificial intelligence and expert systems, which decrease development time and lower the cost of new products.

PRODUCT PORTFOLIO

    HBO & Company's offering of products and services is based on a strategic mix of applications and technologies that support today's dramatic restructuring of the healthcare delivery system, backed by implementation, support and outsourcing services. This "portfolio" of products is organized into three areas: infrastructure, enterprise management and improved clinical practice, as reflected in the following table.
- --------------------------------------------------------------------------------

                               Product Portfolio
- --------------------------------------------------------------------------------

INFRASTRUCTURE

       -Pathways Interface Manager

       -Pathways Health Network Server

       -Pathways Health Network Management

       -Network technologies and services

ENTERPRISE MANAGEMENT

       -Pathways Healthcare Scheduling

       -Pathways Managed Care

       -Pathways Contract Management

       -QUANTUM enterprise information system

IMPROVED CLINICAL PRACTICE

       -STAR hospital information systems

       -Series hospital information systems

       -HealthQuest hospital information systems

       -TRENDSTAR decision support

       -Pathways Care Manager

       -Pathways Clinical Workstation
- --------------------------------------------------------------------------------

    In addition to the above applications, HBO & Company offers software manufactured by a host of industry-leading business partners. Among these is Software Technologies Corporation (STC) of Arcadia, California, which had been an IBAX Healthcare Systems partner. Under the terms of a new partnership agreement entered into in the third quarter of 1994, HBOC is licensing STC's Datagate interface engine for use in its Pathways Interface Manager product.

    Just after the close of the third quarter, HBOC announced the formation of a strategic alliance with Scientific Data Management, Inc. (SDM), a Detroit-area physician practice management company. This alliance, which gives HBOC the exclusive right to market the SDM product to its customer and prospect base, is a first step toward building a comprehensive ambulatory care offering.

    Installation and implementation services are provided for purchasers of all HBOC software products to assist with the smooth introduction of or transition to those products. HBOC also provides software maintenance and enhancement services, as well as custom programming and system modifications to meet special client requirements. Equipment maintenance services are provided through HBOC's various hardware partners.

    As of December 31, 1994, the Company had 590 active users of patient care systems, 600 active users of clinical/departmental systems, 837 active users of financial systems, 639 active users of decision support systems and 55 active users of enterprise information systems. In addition, as of December 31, 1994, HBOC had 129 LAN, MAN and WAN customers.

INFRASTRUCTURE

    HBOC's wide array of networking and database applications provides the key elements for integrating and uniting providers across the continuum of care. In bringing the enterprise together, these solutions establish the basis for a lifelong patient record.

    PATHWAYS INTERFACE MANAGER

    Pathways Interface Manager, which is offered with Pathways Health Network Server or as a separate product, reduces the burden of maintaining the large number of interfaces needed to consolidate disparate organizational systems. Pathways Interface Manager provides a mechanism that converts data from one application to a format that is readable by many other applications. It also manages and consolidates traffic on the network and maintains a repository of information about network transactions and performance.

    PATHWAYS HEALTH NETWORK SERVER

    HBO & Company's Pathways Health Network Server (HNS) is a relational database that functions as a central repository for patient transactions by integrating diverse clinical, financial and administrative data elements into meaningful and accessible information on patient episodes. Other Company products, such as Pathways Clinical Workstation, Pathways Health Network Management and Pathways Managed Care, build on top of HNS to provide business functionality that spans the healthcare enterprise.

    PATHWAYS HEALTH NETWORK MANAGEMENT

    The Pathways Health Network Management system supports the current trend toward health delivery networks. These networks encompass all providers of healthcare and wellness services, as well as an enrolled population that may or may not actually be patients. The product is a common, enterprisewide (and potentially communitywide) patient/customer/enrollee management system that allows organizations to collect and disseminate information about individuals to and from diverse providers over time.

    NETWORK TECHNOLOGIES AND SERVICES

    The Connect Technology Group offers full design, installation, consulting, and hardware and software support capabilities for local, metropolitan and wide area networks, as well as value-added network services. These services are provided to a wide range of HBOC customers, from large multifacility healthcare groups to small community hospitals. These organizations may have any number of other Company products -- on both minicomputer and mainframe platforms -- or none at all.

    LANs, MANs and WANs provide connectivity from terminals and PCs to multiple host processors and shared resources. LANs and MANs are data communications networks spanning a limited geographical area, while WANs may span several cities, states or even countries. Communication networking through the use of LANs, MANs and WANs assists hospitals in maximizing existing investments in products and services while integrating new and emerging technologies that guarantee a path for multimedia and multifacility expansion.

    HBOC's Value-Added Network (VAN) helps customers reduce networking costs, improve customer support, and enhance productivity, end-user services and physician access. Specific services offered through the VAN include electronic data interchange, Internet, electronic funds transfer, payer access and electronic customer support.

ENTERPRISE MANAGEMENT

    HBOC's scheduling system, managed care solutions and QUANTUM enterprise information system provide the critical business functionality necessary to manage today's emerging health networks.

    PATHWAYS HEALTHCARE SCHEDULING

    HBOC's newest client/server-based Pathways 2000 product provides caregivers with a tool that assists them in delivering high-quality patient care while managing costs by optimizing resource utilization and increasing productivity. Pathways Healthcare Scheduling is a patient-focused scheduling and resource management system that enables caregivers to transform an assortment of procedures into a coordinated treatment plan and then assign the appropriate resources for just the amount of time needed to carry out that plan.

    PATHWAYS MANAGED CARE

    Pathways Managed Care helps organizations manage the variety of contractual arrangements that exist among providers, payers and patients. It also assists in performing related business activities such as tracking membership and processing encounters, in performing such clinical managed care activities as utilization management, and in managing benefit plans and the business activities that support benefits services such as premium billing and claims adjudication. These applications are designed to meet the information needs of a full range of managed care players -- providers, insurers, government agencies, employers, administrators, Health Maintenance Organizations and the like --and can be combined or changed to create "new" functionality that quickly delivers solutions to changing business needs.

    PATHWAYS CONTRACT MANAGEMENT

    For some organizations, the first step toward managing care is managing the many and varied contracts they hold with payers. Pathways Contract Management offers a focused range of applications that monitor and manage multiple varied contracts for providers with significant managed care volumes. The product is interfaced to HBOC's patient accounting systems and the TRENDSTAR decision support system to provide a functionally rich set of contract management tools.

    QUANTUM

    HBOC's Amherst Product Group also offers the QUANTUM enterprise information system for both the minicomputer and mainframe markets. QUANTUM presents data collected from transaction and decision support systems in graphical formats and at a level of detail required to assist executives in their critical decision-making. The system offers a broad, encompassing view of the healthcare enterprise, one that spans organizational and system boundaries.

IMPROVED CLINICAL PRACTICE

    HBO & Company's hospital-based "core" transaction and decision support systems, along with its new client/server, clinician-focused tools, help streamline care to elevate the health status of patients over the continuum of care.

    STAR, SERIES AND HEALTHQUEST

    HBOC offers its core hospital information systems on a variety of hardware platforms. The STAR family of products operates with open systems architecture on RISC-based hardware from Data

General Corporation, Hewlett-Packard Company, Digital Equipment Corporation and IBM Corporation. Series 3000 products operate on IBM AS/400 and RISC System/6000 hardware, and Series 4000 runs on the IBM AS/400. The HealthQuest and Series 5000 products are IBM mainframe-based.

    Patient Care -- Patient care information systems are offered through HBOC's STAR, HealthQuest and Series patient care applications. Using these systems, vital patient information is entered, maintained, tracked and disseminated throughout the healthcare institution. The systems include applications for patient processing, patient and resource scheduling, order management and medical records.

    Clinical/Departmental -- HBOC markets departmental information systems for laboratory, radiology and pharmacy departments. These individual application systems may be sold separately or as a part of the comprehensive STAR or Series product families.

    Laboratory -- Laboratory applications are offered through HBOC's STAR Laboratory system, which interconnects all areas of the hospital laboratory. When interfaced with a patient care information system (such as STAR Patient
    Care), patient data inquiry is available and redundant data entry is eliminated. Subdepartments such as chemistry, hematology and microbiology are offered as lab-specific modules.

    Radiology -- HBOC's STAR and Series 4000 and 5000 radiology management systems allow for the scheduling of patients, procedures and radiology resources. Radiological results are reported back into the system and communicated to the appropriate area. Film history, film tracking and film indexing are also provided.

    Pharmacy -- Pharmacy applications are available through STAR and all the Series product lines. These applications provide for the administrative and clinical needs of the hospital pharmacy by capturing information for the filling, refilling, distribution and administration of medications.

    Financial -- HBOC offers a comprehensive set of patient accounting and general accounting applications through all its core product lines. These integrated, flexible applications retain extensive account detail online for the entire life of an account, accumulating data on inpatient, outpatient and physician activity regardless of account status. In addition, the HealthQuest Receivables Workstation is available to HealthQuest Patient Accounting customers to enhance their collections productivity via online workfiles and to improve the look and feel of the system by capitalizing on PC technology. HBOC is also developing a receivables workstation in conjunction with a future release of STAR Financials. The workstation will provide enhanced navigation, expanded access and improved productivity.

    TRENDSTAR

    HBOC is the market leader in decision support information systems for healthcare organizations. While offered on a minicomputer platform, the TRENDSTAR decision support products provided by the Amherst Product Group are sold into both the minicomputer and mainframe markets -- as part of the Company's network of products or as a stand-alone system.

    Traditionally, most decision support system users have been chief financial, operations and information officers. However, there is a growing emphasis on improving clinical processes and achieving the optimal application of medical resources. Increasingly, managed care, medicine, nursing, quality improvement and department managers are finding TRENDSTAR's wide range of clinical management tools critical to optimizing the quality, appropriateness and cost-effectiveness of patient care.

    TRENDSTAR helps an organization implement programs for clinical practice evaluation, clinical pathways development, outcomes analysis and benchmarking. By bringing clinical and financial information together, the system provides the means for understanding the financial impact of clinical decisions. The TRENDSTAR family also includes the Marketing Systems Library (MSL), which helps hospitals in market analysis and strategic planning.

    The TRENDSTAR Contract Payment Advisor product provides a tool for dealing with a number of managed care issues through contract modeling and claims payment monitoring capabilities.

    PATHWAYS CARE MANAGER

    As HBOC's single product solution for caregivers, Pathways Care Manager is the result of a partnership with CliniCom Inc., a leading provider of clinical information systems. Through that alliance, HBOC has integrated its patient care products with core application software from CliniCom to provide a multidisciplinary system for clinicians that provides comprehensive care planning, flowsheet charting and case management functions at either the nursing station or the point of care.

    PATHWAYS CLINICAL WORKSTATION

    HBOC's  Pathways  Clinical  Workstation   provides  the  clinical   solution
necessary for managing today's emerging population-based health delivery networks. Using HBOC's central data repository (Pathways Health Network Server), Pathways Clinical Workstation provides the integrated clinical information necessary for the computer-based patient record. Pathways Clinical Workstation assimilates clinical data into meaningful information for multiple user communities, including clinicians, healthcare managers, case managers, and physicians and other caregivers. HBOC is developing the workstation in phases, building toward the complete capabilities of a multimedia workstation.

INTERNATIONAL OFFERINGS

    Most of the Pathways 2000, STAR and TRENDSTAR products in HBOC's product portfolio are offered internationally, and Series 4000 products are also sold in Canada. In addition, products added to the HBOC product line with the acquisition of Data-Med Computer Services in December 1993 are available in the United Kingdom. In most cases, the applications offered internationally have been customized or developed to meet the particular needs of the country in which they are implemented.

OUTSOURCING SERVICES GROUP

    HBOC has been in the outsourcing business in the United States for more than 20 years and now offers outsourcing services in the United Kingdom as well. With the change and uncertainty engendered by healthcare reform and the resulting economic pressures, information systems outsourcing is becoming increasingly popular in the United States. Outsourcing services go beyond managing hospital data processing operations (traditionally known as facilities management) to encompass strategic management services in information systems planning, receivables management, business office administration and major system conversions.

SOURCES OF REVENUE

    Information regarding sources of revenue is included in the table "Revenue from Continuing Operations by Business Unit" on page 17 of the Company's Annual Report to Stockholders for the year ended December 31, 1994 (the Annual Report), and under the caption "Revenue Recognition" in Note 1 of "Notes to Consolidated Financial Statements" on page 23 of the Annual Report, a copy of which is included as an exhibit to this Form 10-K and is incorporated herein by reference.

BACKLOG

    Information regarding backlog as of December 31, 1994, is included in the "Financial Review" section under the caption "Results of Operations" on pages 14 and 15 of the Annual Report, a copy of which is included as an exhibit to this Form 10-K and is incorporated herein by reference.

RESEARCH AND DEVELOPMENT

    The Company's product development effort applies advanced computer technology and installation methodologies to specific information processing needs of hospitals. The Company believes a substantial and sustained commitment to such research and development is important to the long-term success of the business.

    Investment in software development, including both research and development expense as well as capitalized software, has increased as the Company has addressed new software applications and enhanced existing products for installed systems. The Company expensed $28,928,000 (9% of revenue) for research and development activities during 1994, as compared to $23,428,000 (9% of revenue) and $20,096,000 (9% of revenue) during 1993 and 1992. The Company capitalized 25%, 24% and 23% of its research and development expenditures in 1994, 1993 and 1992.

    Information regarding research and development is included in the table "Research and Development Summary" on page 15 of the Annual Report, in the "Financial Review" section under the caption "Results of Operations" on pages 14 and 15 of the Annual Report and under the caption "Capitalized Software" in Note 1 of "Notes to Consolidated Financial Statements" on pages 23 and 24 of the Annual Report, a copy of which is included as an exhibit to this Form 10-K and is incorporated herein by reference.

    The technical concepts and codes embodied in the Company's computer programs and program documentation are not protected by patents or copyrights but constitute trade secrets that are proprietary to the Company. The Company and its subsidiaries are the owners of various trademarks and service marks, including the federally registered trademarks or service marks "MEDPRO," "IFAS," "CLINPRO," "MEDIPAC," "CML," "COSTREP," "TRENDSTAR," "TRENDSERVE," "TRENDPAC I," "BUDGET+," "CLINIPAC," "CLINSTAR," "HOSTS," "HSL," "PARAGON," "HEALTHQUEST," "QUANTUM," "ERS" and the triangular design that forms the Company logo, but such registration provides limited protection as to the trademark or service mark.

COMPETITION

    HBO & Company experiences substantial competition from many firms, including other computer services firms, consulting firms, shared service vendors, certain hospitals and hospital groups, and hardware vendors. Competition varies in size from small to large companies, in geographical coverage, and in scope and breadth of products and services offered.

    Although some of the Company's competitors are larger than the Company, the Company believes that few competitors offer a comparable range of healthcare information systems and services that compare favorably with respect to all of the competitive criteria.

ITEM 2:  PROPERTIES

    The Company's principal administrative and research offices are located at 301 and 303 Perimeter Center North, Atlanta, Georgia. The offices consist of approximately 226,000 square feet of space under a lease which expires in 1999. The rental expense for these offices totaled approximately $3,939,000 for 1994.

    The Company also owns three buildings and leases space in 30 buildings throughout the United States, Canada and the United Kingdom primarily for sales and customer service offices. Information regarding the Company's leases is included in Note 2 of "Notes to Consolidated Financial Statements" on page 24 of the Annual Report, a copy of which is included as an exhibit to this Form 10-K and is incorporated herein by reference.

    Information regarding the Company's principal offices is included on the back cover of the Annual Report, a copy of which is included as an exhibit to this Form 10-K and is incorporated herein by reference.

ITEM 3:  LEGAL PROCEEDINGS

    Information regarding Legal Proceedings is included in Note 9 of "Notes to Consolidated Financial Statements" on page 27 of the Annual Report, a copy of which is included as an exhibit to this Form 10-K and is incorporated herein by reference.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    During the quarter ended December 31, 1994, there were no matters submitted to a vote of security holders.

                                    PART II

ITEM 5:  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Company's common stock is traded on The Nasdaq Stock Market's National Market under the symbol HBOC. Information regarding the high and low closing prices, the number of holders of the Company's common stock and dividends is presented under the caption "Common Stock Data" on page 27 of the Annual Report, a copy of which is included as an exhibit to this Form 10-K, and is incorporated herein by reference.

ITEM 6:  SELECTED FINANCIAL DATA

    The information included under the caption "Five-Year Selected Financial Information" on page 13 of the Annual Report, a copy of which is included as an exhibit to this Form 10-K, is incorporated herein by reference.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The information included in the "Financial Review" and "Revenue from Continuing Operations by Business Unit" sections on pages 14 through 17 of the Annual Report, a copy of which is included as an exhibit to this Form 10-K, is incorporated herein by reference.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The information included on pages 18 through 27 of the Annual Report, a copy of which is included as an exhibit to this Form 10-K, under the captions
"Condensed Consolidated Quarterly Statements of Income," "Consolidated Statements of Income," "Consolidated Balance Sheets," "Consolidated Statements of Stockholders' Equity," "Consolidated Statements of Cash Flows" and "Notes to Consolidated Financial Statements" is incorporated herein by reference.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

    The Company has neither changed its independent public accountants nor had any disagreements on accounting and financial disclosures with such accountants.

                                    PART III

ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The following table sets forth certain information regarding the executive officers of the Company as of March 1, 1995. Additional information regarding the Board of Directors is included in the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 9, 1995, under the caption "Election of Directors," which is incorporated herein by reference.

           NAME                  AGE                         POSITION WITH THE COMPANY
- ---------------------------      ---      ---------------------------------------------------------------
Charles W. McCall                    50   Director, President and Chief Executive Officer
Michael W. McCarty                   46   Executive Vice President - Sales
James A. Gilbert                     46   Vice President - General Counsel and Secretary
Jay P. Gilbertson                    34   Vice President - Finance, Chief Financial Officer, Treasurer,
                                           Chief Accounting Officer and Assistant Secretary
Michael L. Kappel                    40   Vice President - Pathways 2000
Russell G. Overton                   47   Senior Vice President - Business Development
Glenn N. Rosenkoetter                46   Senior Vice President - Amherst Product Group, Serving Software
                                           Group, HBO & Company (UK)
David A. Schenk                      44   Senior Vice President - Connect Technology Group, Outsourcing
                                           Services Group

    Charles W. McCall has served as a Director, President and Chief Executive Officer of the Company since 1991. Prior to joining the Company, he served as President and Chief Executive Officer of CompuServe, Inc., a wholly owned subsidiary of H&R Block, from 1985 to 1991. Mr. McCall is also a Director of SYMIX Systems, Inc., EIS International, Inc., West Point Stevens Inc. and XcelleNet, Inc.

    Michael W. McCarty has served as Executive Vice President - Sales since 1992. Prior to joining the Company, Mr. McCarty served as Executive Vice President of Sales and Marketing for Liebert Corporation from 1985 through 1992.

    James A. Gilbert has served as Vice President and General Counsel since joining the Company in 1988. He has served as Secretary since 1992.

    Jay P. Gilbertson has served as Vice President - Finance, Chief Financial Officer, Treasurer, Chief Accounting Officer and Assistant Secretary since 1993. In 1992, Mr. Gilbertson served as Vice President - Controller and Chief Accounting Officer. From 1988 through 1991, he served in a financial management capacity at Medical Systems Support, Inc., HBOC's hardware maintenance subsidiary sold in 1991.

    Michael L. Kappel has served as Vice President - Pathways 2000 since 1994. During 1993 and 1994, he served as Vice President - Research and Development. From 1991 through 1993, Mr. Kappel served as Vice President - Product Planning and Development. From 1989 through 1991, he served as Executive Director - Research and Technology for the Company.

    Russell G. Overton has served as Senior Vice President - Business Development since 1992. From 1989 through 1991, he served as Vice President - Business Development for HealthQuest Ltd. (a wholly owned subsidiary of HBO & Company).

    Glenn N. Rosenkoetter has served as Senior Vice President since 1992. Mr. Rosenkoetter is responsible for the Amherst Product Group, Serving Software Group and HBO & Company (UK) operations. During 1991 and 1992, Mr. Rosenkoetter served as Senior Vice President - Marketing and Business Development for HBO & Company of Georgia (a wholly owned subsidiary of HBO & Company). Prior to 1991, he served as Vice President - National Sales for HBO & Company of Georgia.

    David A. Schenk has served as Senior Vice President - Connect Technology Group and Outsourcing Services Group since 1994. From 1990 to 1994, he served as Vice President of the Connect Technology Group.

ITEM 11:  EXECUTIVE COMPENSATION

    The  Company's  definitive  Proxy  Statement  for  the  Annual  Meeting   of
Stockholders to be held on May 9, 1995, contains under the captions "Compensation of Directors," "Executive Compensation," and "Approval of the HBO & Company Chief Executive Officer Incentive Plan," information relating to executive compensation for the year ended December 31, 1994, all of which are incorporated herein by reference.

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 9, 1995, contains under the caption "Security Ownership of Certain Beneficial Owners and Management" information relating to security ownership of beneficial owners and management, which is incorporated herein by reference.

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information contained in the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 9, 1995, under the caption "Certain Relationships and Related Transactions" is incorporated herein by reference.

                                    PART IV

ITEM 14:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    The following documents are filed as part of this report:

    (a) 1.  Financial Statements

    The Annual Report contains the following information on pages 18 through 27:
"Condensed  Consolidated   Quarterly   Statements  of   Income,"   "Consolidated
Statements of Income," "Consolidated Balance Sheets," "Consolidated Statements of Stockholders' Equity," "Consolidated Statements of Cash Flows" and "Notes to Consolidated Financial Statements." The report of Arthur Andersen LLP on these financial statements is on page 28 of the Annual Report. These financial statements and the report of Arthur Andersen LLP are incorporated herein by reference.

    (a) 2.  Financial Statement Schedules

    Schedules not listed have been omitted because they are not applicable or the required information is included in the consolidated financial statements or notes thereto.

    (a) 3.  Exhibits

    The following exhibits filed with the Securities and Exchange Commission are incorporated by reference as shown below. Items marked with an asterisk, "*," relate to management contracts or compensatory plans or arrangements.

EXHIBIT
NUMBER                                           DESCRIPTION
- -------   ------------------------------------------------------------------------------------------
    ON MAY 13, 1981, AS PART OF ITS REGISTRATION STATEMENT ON FORM S-1 (REGISTRATION NUMBER
2-72275):
   4(a)   -- Specimen forms of certificates for Common Stock of Registrant.
  10(e)   -- Standard Form of EPLA Agreement.

    ON JANUARY 22, 1985, AS PART OF ITS FORM S-14 (REGISTRATION NUMBER 2-95208):
   3(a)   -- Certificate of Incorporation of Registrant.

    ON MARCH 21, 1989, AS PART OF ITS FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1988:
  10(a)   -- Standard Form of Software License Agreement.
  10(b)   -- Standard Form of Hardware Purchase Agreement.

    ON OCTOBER 24, 1990, AS PART OF ITS FORM S-8 (REGISTRATION NUMBER 33-37410):
  *4      -- HBO & Company 1990 Executive Incentive Plan.

    ON JANUARY 10, 1991, AS PART OF ITS FORM S-8 (REGISTRATION NUMBER 33-31911):
  *4      -- HBO & Company 1983 Employee Discount Stock Purchase Plan, as amended.

    ON FEBRUARY 15, 1991, AS PART OF ITS FORM S-8 (REGISTRATION NUMBER 2-75987):
  *4      -- HBO & Company 1981 Incentive Stock Option Plan, as amended.

    ON FEBRUARY 22, 1991, AS PART OF ITS FORM 8-K:
  *4      -- HBO & Company Rights Agreement.

    ON MARCH 26, 1991, AS PART OF ITS FORM S-8 (REGISTRATION NUMBER 2-92030):
  *4      -- HBO & Company Nonqualified Stock Option Plan, as amended.

    ON MARCH 27, 1991, AS PART OF ITS FORM S-8 (REGISTRATION NUMBER 33-12051):
  *4      -- HBO & Company 1986 Employee Nonqualified Stock Option Plan, as amended.

    ON MARCH 27, 1991, AS PART OF ITS FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1990:
   3(a)   -- Amendments to the Certificate of Incorporation of Registrant.
  10(c)   -- Standard Form of HealthQuest Ltd. Software License and Maintenance Agreement.

EXHIBIT
NUMBER                                           DESCRIPTION
- -------   ------------------------------------------------------------------------------------------
    ON MARCH 27, 1992, AS PART OF ITS FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1991:
  10(a)   -- Standard Form of Credit Agreement with recourse between the Company and Sanwa Business
             Credit Corporation.
  10(b)   -- Standard Form of Credit Agreement without recourse between the Company and Sanwa
             Business Credit Corporation.
  10(c)   -- Asset Purchase Agreement between HBO & Company of Georgia and Data General Corporation,
             dated as of October 4, 1991.

    ON MARCH 26, 1993, AS PART OF ITS FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1992:
  *4      -- HBO & Company Key Employee Supplemental Retirement Plan.
  10(d)   -- Standard Form of Credit Agreement without recourse between the Company and The First
             National Bank of Boston.
 *10(e)   -- Summary of Severance Agreement with Michael W. McCarty.
    ON AUGUST 12, 1993, AS PART OF ITS FORM S-8 (REGISTRATION NUMBER 33-67300):
  *4      -- HBO & Company 1993 Stock Option Plan for Nonemployee Directors.

    ON AUGUST 13, 1993, AS PART OF ITS FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 1993:
  10(a)   -- Acquisition Agreement, dated June 28, 1993, of Biven Software, Inc.
    ON MARCH 23, 1994, AS PART OF ITS FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1993:
  *4(a)   -- Amendment to the HBO & Company 1990 Executive Incentive Plan.
  *4(b)   -- Amendment to the HBO & Company 1983 Employee Discount Stock Purchase Plan.
  *4(c)   -- HBO & Company Profit Sharing and Savings Plan (1993 Restatement).
  *4(d)   -- First Amendment to the HBO & Company Profit Sharing and Savings Plan (1993
             Restatement).
  10(a)   -- Grid Note between the Company and Continental Bank N.A., dated June 25, 1993.
  10(b)   -- Acquisition of Data-Med Computer Services Limited - Sale and Purchase Agreement, dated
             December 16, 1993.
  10(e)   -- Co-ownership agreement between HTG Corp. and the Company of Falcon 20 airplane, dated
             July 15, 1993.
  10(f)   -- Promissory note from HTG Corp. and the Company to General Electric Capital Corporation.
  10(g)   -- Letter agreement between HTG Corp. and the Company regarding the Loan from General
             Electric Capital Corporation, dated December 16, 1993.

    ON MAY 6, 1994, AS PART OF ITS FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 1994:
  10(a)   -- Termination of the Amended and Restated Revolving Credit Agreement with Continental
             Bank N. A., effective April 20, 1994.
  10(b)   -- Letter agreement from Bank of Boston regarding the Revolving and Term Loan Facility, dated April 19, 1994.

    ON JUNE 14, 1994, AS PART OF ITS FORM 8-K DATED JUNE 13, 1994, AS AMENDED BY FORM 8-KA DATED
JUNE 30, 1994, AND FILED WITH THE COMMISSION ON JULY 1, 1994:
   2      -- Asset Purchase Agreement among IBAX Healthcare Systems, Baxter Healthcare Corporation,
             International Business Machines Corporation, Baxter Systems, Inc., HCPG Corporation,
             HBO & Company and HBO & Company of Georgia, dated May 31, 1994.

    ON JULY 20, 1994, AS PART OF ITS FORM S-4 REGISTRATION STATEMENT DATED JULY 19, 1994, AS AMENDED
BY AMENDMENT NO. 1 TO FORM S-4 DATED AUGUST 10, 1994, AND FILED WITH THE COMMISSION ON AUGUST 11,
1994, AND FURTHER AMENDED BY AMENDMENT NO. 2 TO FORM S-4 DATED AUGUST 10, 1994, AND FILED WITH THE
COMMISSION AUGUST 11, 1994:
   2      -- Agreement of Merger dated June 30, 1994, by and among HBO & Company, HBO & Company of
             Georgia and Serving Software, Inc.

EXHIBIT
NUMBER                                           DESCRIPTION
- -------   ------------------------------------------------------------------------------------------
   3      -- Amended Bylaws of Registrant.
  10(a)   -- Receivables Purchase Agreement, dated as of June 24, 1994, among HBO & Company of
             Georgia, as seller, and The First National Bank of Boston and NationsBank of Georgia,
             N.A., as purchasers, and The First National Bank of Boston, as agent.
  10(b)   -- Credit Agreement, dated June 13, 1994, between the Company and Wachovia Bank of
             Georgia, N.A.
  10(c)   -- Note payable to Baxter Healthcare Corporation, dated May 31, 1994.
  10(d)   -- Note payable to International Business Machines Corporation, dated May 31, 1994.
  10(e)   -- Amended and Restated Revolving Credit and Term Loan Agreement, dated as of May 27,
             1994, among HBO & Company and HBO & Company of Georgia and The First National Bank of
             Boston and NationsBank of Georgia, N.A. and The First National Bank of Boston, as
             agent.
  10(f)   -- First Amendment to the May 27, 1994, Amended and Restated Revolving Credit and Term
             Loan Agreement and First Amendment to Revolving Credit Notes, dated as of June 30,
             1994.
 *10(g)   -- Letter Agreement between John E. Haugo, Ph.D. and HBO & Company, dated June 29, 1994, re: employment.
    ON AUGUST 11, 1994, AS PART OF ITS FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 1994:
  10      -- Second Amendment to the May 27, 1994, Amended and Restated Revolving Credit and Term
             Loan Agreement by and among HBO & Company, HBO & Company of Georgia, The First National
             Bank of Boston, NationsBank of Georgia, N.A. and other lending institutions, dated as of June 30, 1994.
    ON NOVEMBER 10, 1994, AS PART OF ITS FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1994:
  10(a)   -- First Amendment to the Receivables Purchase Agreement by and among HBO & Company of
             Georgia, the First National Bank of Boston, NationsBank of Georgia, N.A. and other financial institutions, dated September 30, 1994.
  10(b)   -- Third Amendment to the May 27, 1994, Amended and Restated Revolving Credit and Term
             Loan Agreement by and among HBO & Company, HBO & Company of Georgia, The First National
             Bank of Boston, NationsBank of Georgia, N.A. and other lending institutions, dated
             August 31, 1994.
    THE FOLLOWING EXHIBITS ARE INCLUDED IN THIS FORM 10-K:
  *4      -- Chief Executive Officer Incentive Plan.
  11      -- Computation of Earnings Per Share of Common Stock for the Years Ended December 31,
             1994, 1993 and 1992.
  13      -- Annual Report to Stockholders for the year ended December 31, 1994.
  21      -- Subsidiaries of Registrant.
  23      -- Consent of Arthur Andersen LLP.
    (b)  Reports on Form 8-K during the quarter ended December 31, 1994, or subsequent to that date but prior to the filing date of this Form 10-K:
    FORM 8-K DATED NOVEMBER 11, 1994:
          -- Reporting under Item 5 that the Company declared a regular quarterly cash dividend of
             $.04 per share payable on January 20, 1995, to stockholders of record on December 30,
             1994.
    FORM 8-K DATED FEBRUARY 24, 1995:
          -- Reporting under Item 5 that the Company announced the acquisition of Advanced
             Laboratory Systems, Inc., a privately held developer of laboratory software for the healthcare and commercial marketplace.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          HBO & COMPANY

                                          By:        /s/ CHARLES W. MCCALL
                                          --------------------------------------
                                                        Charles W. McCall
                                                        PRESIDENT AND
                                                   CHIEF EXECUTIVE OFFICER

                                          Date: March 16, 1995

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                      SIGNATURE                                         TITLE                         DATE
- ------------------------------------------------------  -------------------------------------  ------------------

                     /s/ CHARLES W. MCCALL
     -------------------------------------------        Director, President and                  March 16, 1995
                 (Charles W. McCall)                     Chief Executive Officer

                                                        Vice President-Finance, Chief
                      /s/ JAY P. GILBERTSON              Financial Officer, Treasurer, Chief
     -------------------------------------------         Accounting Officer and Assistant        March 16, 1995
                 (Jay P. Gilbertson)                     Secretary

                  /s/ HOLCOMBE T. GREEN, JR.
     -------------------------------------------        Chairman of the Board                    March 16, 1995
               (Holcombe T. Green, Jr.)                  of Directors

                       /s/ JOHN P. CRECINE
     -------------------------------------------        Director                                 March 16, 1995
                  (John P. Crecine)

                   /s/ ALFRED C. ECKERT III
     -------------------------------------------        Director                                 March 16, 1995
                (Alfred C. Eckert III)

                      /s/ ALTON F. IRBY III
     -------------------------------------------        Director                                 March 16, 1995
                 (Alton F. Irby III)

                        /s/ GERALD E. MAYO
     -------------------------------------------        Director                                 March 16, 1995
                   (Gerald E. Mayo)

                       /s/ JAMES V. NAPIER
     -------------------------------------------        Director                                 March 16, 1995
                  (James V. Napier)

                     /s/ CHARLES E. THOELE
     -------------------------------------------        Director                                 March 16, 1995
                 (Charles E. Thoele)

                    /s/ DONALD C. WEGMILLER
     -------------------------------------------        Director                                 March 16, 1995
                (Donald C. Wegmiller)

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                                           DESCRIPTION                                             PAGE
- -------   ------------------------------------------------------------------------------------------  -----------
  *4      -- Chief Executive Officer Incentive Plan.................................................
  11      -- Computation of Earnings Per Share of Common Stock for the Years Ended December 31,
             1994, 1993 and 1992....................................................................
  13      -- Annual Report to Stockholders for the year ended December 31, 1994.....................
  21      -- Subsidiaries of Registrant.............................................................
  23      -- Consent of Arthur Andersen LLP.........................................................