Form 10-K/A
HBO & CO
filed 1995-03-31
CIK 310377

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           --------------------------

                                   FORM 10-KA

(MARK ONE)
/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994
                                       OR
/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

FOR THE TRANSITION PERIOD FROM ____________________________ TO
____________________________

                         COMMISSION FILE NUMBER  0-9900

                           --------------------------

                                 HBO & COMPANY

             (Exact name of registrant as specified in its charter)

             DELAWARE                                    37-0986839
  (State or other jurisdiction of                     (I.R.S. Employer
  incorporation or organization)                     Identification No.)

    301 PERIMETER CENTER NORTH
         ATLANTA, GEORGIA                                   30346
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

    Indicate the number of shares outstanding of the registrant's common stock as of the latest practicable date:

                                                                OUTSTANDING AT
                      CLASS                                    FEBRUARY 28, 1995
--------------------------------------------------             -----------------
Common Stock, $.05 par value                                       31,953,552

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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

    This form 10-KA is filed for the purpose of amending item 14 of the registrant's 1994 form 10-K in its entirety.

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

EXHIBIT
NUMBER                                           DESCRIPTION
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

EXHIBIT
NUMBER                                           DESCRIPTION
-------   ------------------------------------------------------------------------------------------
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
  10(c)   -- Note payable to Baxter Healthcare Corporation, dated May 31, 1994.

EXHIBIT
NUMBER                                           DESCRIPTION
-------   ------------------------------------------------------------------------------------------
  10(d)   -- Note payable to International Business Machines Corporation, dated May 31, 1994.
  10(e)   -- Amended and Restated Revolving Credit and Term Loan Agreement, dated as of May 27,
             1994, among HBO & Company and HBO & Company of Georgia and The First National Bank of
             Boston and NationsBank of Georgia, N.A. and The First National Bank of Boston, as
             agent.
  10(f)   -- First Amendment to the May 27, 1994, Amended and Restated Revolving Credit and Term
             Loan Agreement and First Amendment to Revolving Credit Notes, dated as of June 30,
             1994.
 *10(g)   -- Letter Agreement between John E. Haugo, Ph.D. and HBO & Company, dated June 29, 1994, re: employment.
    ON AUGUST 11, 1994, AS PART OF ITS FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 1994:
  10      -- Second Amendment to the May 27, 1994, Amended and Restated Revolving Credit and Term
             Loan Agreement by and among HBO & Company, HBO & Company of Georgia, The First National
             Bank of Boston, NationsBank of Georgia, N.A. and other lending institutions, dated as of June 30, 1994.
    ON AUGUST 17, 1994, AS PART OF ITS FORM S-8 (REGISTRATION NUMBER 33-82960):
  *4      -- HBO & Company 1983 Employee Discount Stock Purchase Plan, as amended.
    ON AUGUST 17, 1994, AS PART OF ITS FORM S-8 (REGISTRATION NUMBER 33-82962):
  *4      -- HBO & Company 1990 Executive Incentive Plan, as amended.
    ON SEPTEMBER 15, 1994, AS PART OF ITS FORM S-8 (REGISTRATION NUMBER 33-84034):
  *4      -- 1986 Incentive Stock Option Plan of Serving Software, Inc.
    ON SEPTEMBER 16, 1994, AS PART OF ITS FORM S-8 (REGISTRATION NUMBER 33-84056):
  *4      -- Serving Software, Inc. 1992 Non-Employee Directors Stock Option Plan.
    ON NOVEMBER 10, 1994, AS PART OF ITS FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1994:
  10(a)   -- First Amendment to the Receivables Purchase Agreement by and among HBO & Company of
             Georgia, the First National Bank of Boston, NationsBank of Georgia, N.A. and other financial institutions, dated September 30, 1994.
  10(b)   -- Third Amendment to the May 27, 1994, Amended and Restated Revolving Credit and Term
             Loan Agreement by and among HBO & Company, HBO & Company of Georgia, The First National
             Bank of Boston, NationsBank of Georgia, N.A. and other lending institutions, dated
             August 31, 1994.
    THE FOLLOWING EXHIBITS ARE INCLUDED IN THIS FORM 10-K:
  *4      -- Chief Executive Officer Incentive Plan.
  11      -- Computation of Earnings Per Share of Common Stock for the Years Ended December 31,
             1994, 1993 and 1992.
  13      -- Annual Report to Stockholders for the year ended December 31, 1994.
  21      -- Subsidiaries of Registrant.
  23      -- Consent of Arthur Andersen LLP.
    (b)  Reports on Form 8-K during the quarter ended December 31, 1994, or subsequent to that date but prior to the filing date of this Form 10-K:
    FORM 8-K DATED NOVEMBER 11, 1994:
          -- Reporting under Item 5 that the Company declared a regular quarterly cash dividend of
             $.04 per share payable on January 20, 1995, to stockholders of record on December 30,
             1994.
    FORM 8-K DATED FEBRUARY 24, 1995:
          -- Reporting under Item 5 that the Company announced the acquisition of Advanced
             Laboratory Systems, Inc., a privately held developer of laboratory software for the healthcare and commercial marketplace.

                                   SIGNATURE

    Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:                                     HBO & COMPANY
                                          (Registrant)

                                          By: /s/ TIMOTHY S. HEYERDAHL

                                             -----------------------------------
                                              Timothy S. Heyerdahl
                                              VICE PRESIDENT -- CONTROLLER,
                                              CHIEF ACCOUNTING OFFICER