Form 10-Q
period 1995-03-31
HBO & CO
filed 1995-05-09
CIK 310377

                                    FORM 10-Q
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

(Mark one)
 X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
- --- ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1995
                                  OR
     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- --- EXCHANGE ACT OF 1934

For the transition period from      to
                              ------  ------

Commission file number 0-9900

                                  HBO & COMPANY
             (Exact name of registrant as specified in its charter)

         DELAWARE                                     37-0986839
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                           Identification Number)
                           301 PERIMETER CENTER NORTH
                            ATLANTA, GEORGIA   30346
           (Address of principal executive offices including Zip Code)
                                 (404) 393-6000
              (Registrant's telephone number, including area code)
                                       N/A
   (Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.  Yes X  No   .
                                       ---   ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

           CLASS                            OUTSTANDING AT MARCH 31, 1995
Common Stock, $.05 par value                      32,076,984 Shares

                           Exhibit Index is on Page 8

                         PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The following financial statements required herein are incorporated by reference from the Registrant's Quarterly Report to Stockholders for the quarter ended March 31, 1995. (attached hereto as Exhibit 19).

     Consolidated Statements of Income
     Consolidated Condensed Balance Sheets
     Consolidated Statements of Cash Flows

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The consolidated financial statements include all adjustments that, in the opinion of management, are necessary for a fair presentation of the results for the periods indicated. Quarterly results of operations are not necessarily indicative of annual results. These statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's 1994 Annual Report to Stockholders.

2. Earnings per share is based upon the weighted average number of shares and the dilutive effect of stock options outstanding.

3. During the second quarter of 1994, the Company entered into an agreement with a financial institution whereby the Company can sell on an ongoing basis, with partial recourse, an undivided interest in a pool of customer receivables. During the first quarter of 1995, the Company increased the amount available to be sold and the amount sold from $20 million to $30 million. Interest is payable at the Company's option of prime or LIBOR plus a margin determined by certain of the Company's financial ratios (1% as of April 1, 1995). The two-year agreement expires June 25, 1996. The Company, as agent for the purchaser, retains collection and administrative responsibilities for the receivables sold.

4. On February 22, 1995, HBOC completed the acquisition of Advanced Laboratory Systems, Inc. (ALS) for approximately $7 million, net of cash acquired. ALS is a Eugene, Oregon-based developer of laboratory software for the healthcare and commercial marketplace. The transaction was accounted for as a purchase.

5. In October 1986 a class action lawsuit was filed against the Company by a plaintiff who purchased 500 shares of the Company's stock in 1985. In April 1991 the United States Federal District Court for the Northern District of Georgia, Atlanta Division (the "District Court"), certified the case as a class action on behalf of all purchasers of the Company's common stock on the open market during the period from March 29, 1985, to April 20, 1986. The plaintiff alleges that HBOC's filings with the Securities and Exchange Commission did not fairly present the

Company's financial position and results of operations for the years ended December 31, 1984 and 1985, and the intervening quarters with respect to, among other things, reporting the effect of discounting service agreement contracts. In November 1992 the lawsuit was amended to add a claim regarding the timeliness of recognition and disclosure of various expense items by the Company during fiscal year 1985. The plaintiff also alleges that the market price of the Company's common stock during the period was inflated due to the alleged nondisclosures and misrepresentations in the Company's filings. In early February 1993 the plaintiff evidenced an intention to allege substantial damages. Management believes that the members of the class have suffered no damages that entitle them to compensation and that, in any event, the plaintiff's calculation of alleged damages is unrealistic and without merit.
    On April 1, 1994, the District Court issued an Order granting the Company's motion for summary judgement and dismissed the suit. On April 20, 1994, the District Court issued an Order setting forth the reasons for dismissing the suit. The plaintiff has appealed from the District Court's determination and that appeal is pending. In the event that the outcome is ultimately unfavorable, the amount of loss could be substantial. Management believes, however, that the Company should be able to continue to defend the suit successfully.

The Company is subject to other legal proceedings and claims which arise in the ordinary course of business. In the opinion of management, the amount of potential liability with respect to these actions will not materially affect the Company's financial position or results of operations.

- -------------------------------------------------------------------------------


The financial information included in this Quarterly Report on Form 10-Q has been reviewed by Arthur Andersen LLP, independent public accountants, in accordance with established professional standards and procedures for such a review as set forth in their review letter presented on page 7 of this report.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS
QUARTER ENDED MARCH 31, 1995, COMPARED TO QUARTER ENDED MARCH 31, 1994:

First quarter 1995 earnings per share reached a record $.27, a 59% increase over first quarter 1994 earnings per share of $.17. The Company's strong earnings performance resulted from 34% revenue growth combined with a slower rate of growth in operating expense.

HBOC's revenue increased both as a result of internal growth and acquisitions made over the last 18 months. Recurring software maintenance and support revenue increased 104% over the first quarter of 1994. Approximately half of this growth relates to the Series product line acquired in the second quarter of 1994. Software license fee revenue increased 41% compared to the first quarter of 1994 due primarily to the success of the Company's new Pathways 2000 line of enterprise solutions. Implementation services revenue was up 33% over the same quarter last year, with strong performance from the STAR and Connect Technology groups and the addition of Series implementation services causing the increase. Revenue from outsourcing contracts increased 24% primarily as a result of HBOC's success in the United Kingdom outsourcing market. Hardware revenue declined 15% compared to the first quarter of 1994.

Cost of operations as a percent of revenue declined to 51% from 54% in the first quarter of 1994, although total cost of operations expense increased. Within cost of operations, royalty fees increased due to strong revenue performance for several of the Company's Pathways 2000 products and the addition of Series third-party business partner products. Salaries increased as HBOC focused on continuing to provide excellent service and support to both existing and new customers, but implementation revenue grew at a faster pace than salaries due to the Company's success in improving the productivity of its implementation personnel. Hardware and software maintenance expense increased as well, particularly for maintenance of customers' business partner products. Hardware cost declined in conjunction with hardware revenue.

Marketing expense increased in total but remained stable at 14% of revenue in both the first quarter of 1995 and 1994. Salary and commission expense grew primarily due to the addition of the Series sales force and increased sales volume.

Research and development (R&D) expense also increased in total but remained stable at 9% of revenue in both quarters. Higher salary costs related to acquisitions were partially offset by increased capitalization of software development costs resulting from efforts spent bringing a number of Pathways 2000 products toward the point of general availability. The Company is also focused on improving R&D productivity by employing advanced object-oriented development tools which allow R&D to respond more quickly to market needs. The capitalization rate was 25% for the quarter compared to 26% for the first quarter of 1994.

General and administrative expense remained constant at 10% of revenue for both the first quarter of 1995 and 1994, although actual expense increased. Two of the primary areas of increased general and administrative expense were salaries and Company-wide gainsharing, both corresponding to growth in the number of employees.

As a result of the Company's continuing emphases on controlling costs and enhancing productivity during a period of rapid revenue growth, operating income as a percent of revenue increased to 17% for the quarter compared to 13% for the first quarter of 1994, and operating income grew by 73% from quarter to quarter.

LIQUIDITY AND CAPITAL RESOURCES
MARCH 31, 1995, COMPARED TO DECEMBER 31, 1994:

HBOC generated $9.2 million in cash from operating activities which, combined with $1.8 million from financing activities, was used to purchase Advanced Laboratory Systems, Inc. for approximately $7 million, net of cash acquired and to make investments in software development and capital equipment. As a result, the cash balance remained approximately the same as at year-end.

The Company's current ratio improved from .9:1 at December 31, 1994 to 1:1 at March 31, 1995. Current assets increased slightly from December 31, 1994. Total receivables remained almost unchanged, while other assets increased primarily as a result of goodwill resulting from the acquisition of Advanced Laboratory Systems, Inc. Current liabilities decreased primarily due to the repayment of $10 million of notes payable and reductions in accruals related to payments for 1994 income taxes, gainsharing and bonuses.

During 1994, the Company entered into a $25 million five-year term loan maturing on June 30, 1999. The Company elected to repay the loan in advance, making the final payment during the first quarter of 1995.

HBOC's stockholders' equity surpassed the $100 million mark during the first quarter of 1995 due to strong earnings performance.

The Company has a long-term revolving credit agreement with a financial institution. During the first quarter of 1995, the amount of the agreement was increased to $25 million from $20 million. Interest is payable at the Company's option of prime or LIBOR plus a margin determined by certain of the Company's financial ratios (1% as of April 1, 1995). A commitment fee of 3/8% is payable quarterly on the unused portion of the commitment. The maturity date is June 30, 1997. At March 31, 1995, the Company had $19.7 million available under this agreement. The agreement contains certain net worth, income, cash flow and financial ratio covenants. The Company was in compliance with these covenants as of March 31, 1995.

The Company has a $5 million committed, unsecured line of credit to cover several types of credit extensions, including letters of credit and short-term borrowings. The Company has $5 million available under this line of credit as of March 31, 1995. In addition, the Company has a $5 million uncommitted, unsecured line of credit with another bank at the prime rate less .5%. As of March 31, 1995, the Company had drawn down $5 million against this line of credit. No facility fees or compensating balances are associated with either line.

HBOC's access to financing sources and positive cash flow from operations give the Company the flexibility necessary to make long-term strategic investments to promote the growth of the Company.

                               ARTHUR ANDERSEN LLP


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Stockholders and
Board of Directors of
HBO & Company:


We have reviewed the accompanying consolidated condensed balance sheet of HBO & COMPANY (a Delaware corporation) and Subsidiaries as of March 31, 1995 and the related statements of income and cash flows for the three-month period then ended. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the financial statements referred to above for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the balance sheet of HBO & Company as of December 31, 1994 (not presented herein), and in our report dated February 8, 1995, we expressed an unqualified opinion on that statement. In our opinion, the information set forth in the accompanying consolidated condensed balance sheet as of December 31, 1994 is fairly stated in all material respects in relation to the balance sheet from which it has been derived.


                                                             Arthur Andersen LLP
Atlanta, Georgia
April 19, 1995

                           PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)    Exhibits:                                                            PAGE

       10     Second Amendment to Receivables Purchase Agreement,            10
              dated March 31, 1995.

       11     Statement regarding computation of per share earnings.         16

       15     Letter re: unaudited interim financial information.            17

       19     Report furnished to security holders.                          18


(b) Reports on Form 8-K during the quarter ended March 31, 1995, or subsequent to that date but prior to the filing date of this Form 10-Q:

FORM 8-K REPORT DATED FEBRUARY 24, 1995, was filed under ITEM 5 reporting that on February 22, 1995, the Company acquired Advanced Laboratory Systems, Inc.

                                    SIGNATURE




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                  HBO & COMPANY
                                                  (Registrant)



Date:  5/8/95                                        By: /s/ Jay P. Gilbertson
     ---------                                       --------------------------
                                                       Jay P. Gilbertson
                                                       Vice President-Finance,
                                                       Chief Financial Officer,
                                                       Treasurer and
                                                       Assistant Secretary