Form 10-Q
period 1995-06-30
HBO & CO
filed 1995-07-31
CIK 310377

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

(Mark one)
 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ending June 30, 1995
                                       OR
     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to

Commission file number 0-9900

                                 HBO & COMPANY
           (Exact name of registrant as specified in its charter)
         DELAWARE                                             37-0986839
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                            Identification Number)
                          301 Perimeter Center North
                                Atlanta, Georgia
                                      30346
                    (Address of principal executive offices)
                                  ( Zip Code)
                                (404) 393-6000
              (Registrant's telephone number, including area code)
                                       N/A
(Former name, former address and former fiscal year, if changed since last report.)

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

          CLASS                                     OUTSTANDING AT JUNE 30, 1995
 Common Stock, $.05 par value                            36,197,554 Shares

                               Page 1 of 23
                         Exhibit Index is on Page 5

                       PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

The following required financial statements are incorporated by reference from the Registrant's Quarterly Report to Stockholders for the quarter ended June 30, 1995 (attached as Exhibit 19):

        Consolidated Statements of Income
        Consolidated Condensed Balance Sheets
        Consolidated Statements of Cash Flows
        Notes to Consolidated Financial Statements

The financial information included in this Quarterly Report on Form 10-Q has been reviewed by Arthur Andersen LLP, independent public accountants, in accordance with established professional standards and procedures for such a review as set forth in their review letter presented on page 3 of this report.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The information required in Item 2 is incorporated by reference from the Financial Review in the Registrant's Quarterly Report to Stockholders for the quarter ended June 30, 1995 (attached as Exhibit 19).

                              ARTHUR ANDERSEN LLP


                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Stockholders and
Board of Directors of
HBO & Company:


We have reviewed the accompanying consolidated condensed balance sheet of HBO & COMPANY (a Delaware corporation) and Subsidiaries as of June 30, 1995 and the related statements of income for the three and six month periods and cash flows for the six month period then ended. These financial statements are the responsibility of the Company's management.

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

                                       Arthur Andersen LLP
Atlanta, Georgia
July 19, 1995

                          PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS.

The information required in Item 1 is incorporated by reference from the Notes to Consolidated Financial Statements in the Registrant's Quarterly Report to Stockholders for the quarter ended June 30, 1995 (attached as Exhibit 19).

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Company held its Annual Meeting of Stockholders on May 9, 1995. Of the 32,086,984 shares of common stock entitled to vote, 28,804,342 shares were represented in person or by proxy at the meeting. There were no broker non-votes. The following matters were voted upon.

1. The election of the Board of Directors consisting of nine members to hold office until the next Annual Meeting of Stockholders or until their successors are elected and qualified. The result of the vote for each individual director was:

                                                               For                Withheld
John P. Crecine                                             28,751,472             52,870
Alfred C. Eckert III                                        28,749,904             54,438
Holcombe T. Green, Jr.                                      28,746,794             57,548
Alton F. Irby III                                           28,749,759             54,583
Gerald E. Mayo                                              28,752,593             51,749
Charles W. McCall                                           28,752,289             52,053
James V. Napier                                             28,728,223             76,119
Charles E. Thoele                                           28,750,283             54,059
Donald C. Wegmiller                                         28,752,224             52,118

Accordingly, all nine nominees were duly elected Directors of the Company.

2. The adoption of the HBO & Company Chief Executive Officer Incentive Plan. The result of the vote was 27,532,262 shares in favor of the Plan, 1,181,155 shares opposed to the Plan and 90,925 shares abstained. Accordingly, the Plan was adopted.

3. The ratification of the appointment of Arthur Andersen LLP as independent public accountants. The result of the vote was 28,743,401 shares in favor of the appointment, 15,409 shares opposed to the appointment and 45,532 shares abstained. Accordingly, Arthur Andersen LLP was appointed.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)     Exhibits:                                                                  Page
                                                                                   ----
        10     Interim Loan and Security Agreement between General Electric           7
               Capital Corporation, HTG Corp. and HBO & Company of Georgia
               and letter agreement between HTG Corp. and HBO & Company of
               Georgia, dated June 26, 1995.

        11     Statement regarding computation of per share earnings (loss).          14

        15     Letter re: unaudited interim financial information.                    15

        19     Report furnished to security holders.                                  16

(b) Reports on Form 8-K during the quarter ended June 30, or subsequent to that date but prior to the filing date of this Form 10-Q:

FORM 8-K REPORT DATED MAY 17, 1995, was filed under ITEM 5 reporting that the Company signed a definitive agreement to acquire the Health Systems Group
(HSG) of First Data Corporation in exchange for approximately 4 million shares of HBOC Common Stock.

FORM 8-K REPORT DATED JUNE 23, 1995, was filed under ITEM 2 reporting the acquisition of the Health Systems Group (HSG) of First Data Corporation in exchange for 4 million shares of Common Stock, $500,000 in cash and a promissory note for $100,000.

FORM 8-K REPORT DATED JULY 10, 1995, was filed under ITEM 5 reporting the acquisition of Pegasus Medical, LTD, a privately held Israeli software company that markets a computer-based patient record known as the Smart Medical Record.

FORM 8-K REPORT DATED JULY 18, 1995, was filed under ITEM 5 reporting that the Company signed a definitive agreement to acquire CliniCom Inc. in exhange for .4 of a share of HBOC Common Stock for each of the approximately 8,660,000 shares outstanding of CliniCom stock.

                                  SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                  HBO & COMPANY
                                                                  (Registrant)


Date:  July 31, 1995                         By:    /s/ Jay P. Gilbertson

                                                        Jay P. Gilbertson
                                                        Vice President-Finance,
                                                        Chief Financial Officer,
                                                        Treasurer and
                                                        Assistant Secretary