Form 10-Q/A
period 1995-06-30
HBO & CO
filed 1995-08-14
CIK 310377

                                 UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                 FORM 10-Q(A)

(Mark one)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ending June 30, 1995

                                      OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to _____________

Commission file number 0-9900

                                HBO & COMPANY
           (Exact name of registrant as specified in its charter)



       DELAWARE                                                  37-0986839
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                              Identification Number)


                            301 PERIMETER CENTER NORTH
                                 ATLANTA, GEORGIA
                                       30346
                    (Address of principal executive offices)
                                     (Zip Code)
                                  (404) 393-6000
              (Registrant's telephone number, including area code)
                                        N/A
              (Former name, former address and former fiscal year,
                         if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /.

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.


              CLASS                                    OUTSTANDING AT JUNE 30, 1995
 Common Stock, $.05 par value                               36,197,554 Shares


THE FORM 10-Q OF HBO & COMPANY FOR THE QUARTER ENDED JUNE 30, 1995, IS HEREBY AMENDED TO INCLUDE THE ADDITION OF THE FOLLOWING INFORMATION:

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.


                                                            Page
                                                            ----


(a)      Exhibits:

         27       Financial Data Schedule                     4


                              SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    HBO & COMPANY
                                    (Registrant)







DATE: AUGUST 11, 1995               By: /S/ JAY P. GILBERTSON
      ---------------                   ---------------------------------
                                            Jay P. Gilbertson
                                            Vice President-Finance
                                            Chief Financial Officer,
                                            Treasurer and
                                            Assistant Secretary