Form 10-Q
period 1995-09-30
HBO & CO
filed 1995-11-03
CIK 310377

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-Q

(Mark one)
 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
ACT OF 1934
FOR THE QUARTERLY PERIOD ENDING SEPTEMBER 30, 1995
                                       OR
___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
                               ----------    -----------

Commission file number 0-9900

                                  HBO & COMPANY
                                  -------------
             (Exact name of registrant as specified in its charter)
         DELAWARE                                             37-0986839
         --------                                             ----------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                          Identification Number)

                           301 PERIMETER CENTER NORTH
                           --------------------------
                                ATLANTA, GEORGIA
                                ----------------
                                      30346
                                      -----
                    (Address of principal executive offices)
                                   ( Zip Code)
                                 (404) 393-6000
                                 --------------
              (Registrant's telephone number, including area code)
                                       N/A
                                       ---
(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.  Yes X  No    .
                                       ----  ----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.
           CLASS                             OUTSTANDING AT OCTOBER 31, 1995
-----------------------------                -------------------------------
 Common Stock, $.05 par value                          39,780,002 Shares

                                     Page 1
                           Exhibit Index is on Page 4

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                         PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

The following required financial statements are incorporated by reference from the Registrant's Quarterly Report to Stockholders for the quarter ended September 30, 1995 (attached as Exhibit 19):

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The information required in Item 2 is incorporated by reference from the Financial Review in the Registrant's Quarterly Report to Stockholders for the quarter ended September 30, 1995 (attached as Exhibit 19).

                               ARTHUR ANDERSEN LLP


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Stockholders and
Board of Directors of
HBO & Company:


We have reviewed the accompanying consolidated condensed balance sheet of HBO & COMPANY (a Delaware corporation) AND SUBSIDIARIES as of September 30, 1995 and the related statements of income for the three- and nine-month periods and cash flows for the nine-month period then ended. These financial statements are the responsibility of the Company's management.

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

                                                             Arthur Andersen LLP
Atlanta, Georgia
October 19, 1995

                           PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS.

The information required in Item 1 is incorporated by reference from the Notes to Consolidated Financial Statements in the Registrant's Quarterly Report to Stockholders for the quarter ended September 30, 1995 (attached as Exhibit 19).

ITEM 5.  OTHER INFORMATION
For the month ended October 31, 1995, HBO & Company reported revenue of $37,016 and net income of $2,797. For the month ended October 31, 1994, revenue was $26,323 and net income was $(1,885) (dollars are in thousands). These results are unaudited.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits:                                                              Page
                                                                            ----

     11   Statement regarding computation of per share earnings (loss).       7

     15   Letter re: unaudited interim financial information.                 8

     19   Report furnished to security holders.                               9

     27   Financial Data Schedule                                             16

(b) Reports on Form 8-K during the quarter ended September 30, or subsequent to that date but prior to the filing date of this Form 10-Q:

FORM 8-K REPORT DATED JULY 10, 1995, was filed under ITEM 5 reporting the acquisition of Pegasus Medical, LTD, a privately held Israeli software company that markets a computer-based patient record known as the Smart Medical Record.

FORM 8-K REPORT DATED JULY 18, 1995, was filed under ITEM 5 reporting that the Company signed a definitive agreement to acquire CliniCom Incorporated (CliniCom) in exhange for 0.4 of a share of HBOC Common Stock for each of the approximately 8,660,000 shares outstanding of CliniCom stock.

FORM 8-K(A) REPORT DATED JULY 31, 1995, was filed under ITEMS 2 AND 7 reporting that the Company acquired First Data Health Systems Corporation, a wholly owned subsidiary of First Data Corporation, in exchange for 4 million shares of Common Stock of HBOC valued at approximately $200 million, $500,000 in cash and a promissory note for $100,000.

FORM 8-K(A)2 REPORT DATED AUGUST 8, 1995, was filed under ITEM 7 reporting the results of operations for the First Data Health Systems Corporation Health Services Business for the period from January 1, 1995, through June 17, 1995.

FORM 8-K REPORT DATED AUGUST 16, 1995, was filed under ITEMS 5 AND 7 reporting the Pro Forma financial information related to the proposed acquisition of CliniCom Incorporated by HBO & Company and CliniCom Incorporated financial statements.

FORM 8-K REPORT DATED OCTOBER 4, 1995, was filed under ITEMS 2 AND 7 reporting that the acquisition of CliniCom Incorporated (CliniCom) by HBO & Company of Georgia, a wholly owned subsidiary of HBO & Company (HBOC) was complete. CliniCom stockholders received 0.4 of a share of HBOC Common Stock for each CliniCom share.

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                             HBO & COMPANY
                                             (Registrant)



Date:November 2, 1995                   By:  /s/ Jay P. Gilbertson
     -----------------------                 ---------------------
                                                 Jay P. Gilbertson
                                                 Vice President-Finance,
                                                 Chief Financial Officer,
                                                 Treasurer and
                                                 Assistant Secretary