Form 10-Q/A
period 1995-09-30
HBO & CO
filed 1995-11-03
CIK 310377

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

                           301 PERIMETER CENTER NORTH
                           --------------------------
                                ATLANTA, GEORGIA
                                ----------------
                                      30346
                                      -----
                    (Address of principal executive offices)
                                   ( Zip Code)
                                 (770) 393-6000
                                 --------------
              (Registrant's telephone number, including area code)
                                       N/A
                                       ---
(Former name, former address and former fiscal year, if changed since last report.)

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
                                       ----  ----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.
           CLASS                             OUTSTANDING AT OCTOBER 31, 1995
-----------------------------                -------------------------------
 Common Stock, $.05 par value                          39,780,002 Shares

                                     Page 1


-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                           PART II - OTHER INFORMATION


ITEM 5.
HBO & Company's 10-Q for the period ended September 30, 1995, as previously filed, is hereby amended as follows: For the month ended October 31, 1995, HBO & Company reported revenue of $37,016 and net income of $2,797. For the month ended October 31, 1994, revenue was $23,525 and net income was $(351) (dollars are in thousands). These results are unaudited.

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                             HBO & COMPANY
                                             (Registrant)



Date:November 3, 1995                   By:  /s/ Jay P. Gilbertson
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