Form 10-K
period 1995-12-31
HBO & CO
filed 1996-03-13
CIK 310377

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                           --------------------------

                                   FORM 10-K

(MARK ONE)
/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995
                                       OR
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

       Registrant's telephone number, including area code: (770) 393-6000

                           --------------------------

        Securities registered pursuant to Section 12(b) of the Act: NONE

          Securities registered pursuant to Section 12(g) of the Act:

                          COMMON STOCK, $.05 PAR VALUE
                                (Title of Class)

                           --------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes_X_ No ____

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. ____

    Aggregate market value of the voting stock held by nonaffiliates of the registrant, computed using the closing price as reported by The Nasdaq Stock Market's National Market for the Company's common stock on February 29, 1996:
$3,984,744,951.

    Indicate the number of shares outstanding of the registrant's common stock as of the latest practicable date:

                                  OUTSTANDING AT
            CLASS               FEBRUARY 29, 1996
------------------------------  ------------------
Common Stock, $.05 par value         40,249,949

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Annual Report to Stockholders for the year ended December 31, 1995, are incorporated by reference into Parts I, II and IV of this Form 10-K.

    Portions of the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 14, 1996, are incorporated by reference into Part III of this Form 10-K.

    All prior period amounts have been restated to reflect the 1995 acquisition of CliniCom Incorporated.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1:  BUSINESS

GENERAL

    OVERVIEW. HBO & Company (HBOC or the Company), incorporated in 1974, develops integrated patient care, clinical, financial and strategic management software solutions for the healthcare industry. These open systems applications facilitate the integration of clinical, financial and administrative data from a wide range of customer systems and software. HBOC's broad product portfolio can be implemented in a variety of combinations from stand-alone to enterprisewide, enabling customers to add incremental capabilities to existing information systems without making prior capital investments obsolete. HBOC also provides a full complement of network communications technologies, including wireless capabilities, as well as outsourcing services that are offered under contract management agreements whereby its staff manages and operates data centers, information systems, organizations and business offices of healthcare institutions of various sizes and structures.

    HBOC markets its products and services to integrated health delivery networks, hospitals, physicians' offices, home health providers, pharmacies, reference laboratories, managed care providers and payers. At December 31, 1995, HBOC had 2,700 customers of which 2,200 were United States community hospitals. Currently there are a total of 5,300 community hospitals in the United States. HBOC also sells its products and services internationally through subsidiaries and/or distribution agreements in the United Kingdom, Canada, Ireland, Saudi Arabia, Australia, Puerto Rico and New Zealand.

    As of December 31, 1995, the Company's customers include 897 active users of patient care systems, 986 active users of clinical/departmental systems, 1,298 active users of financial systems, 755 active users of decision support systems and 68 active users of enterprise information systems. In addition, HBOC had 183 networking technology customers and 15 outsourcing services sites.

    As of December 31, 1995, HBOC had 3,363 employees worldwide.

    INDUSTRY. The healthcare industry is undergoing significant and rapid change. Healthcare delivery costs have increased dramatically in recent years as compared to the overall rate of inflation. The growing influence of managed care has resulted in increased pressure on participants in healthcare systems to contain costs. Accordingly, healthcare systems are migrating toward more managed care reimbursement, including discounted fee-for-service and capitation. Under capitation, providers are paid a predetermined fee per individual to provide all healthcare services, thereby assuming the potential financial risks of escalating healthcare costs.

    To deliver care in a more cost-effective manner, providers are forming integrated health delivery networks that may include acute-care hospitals, physicians' offices, outpatient clinics, homecare and long-term care facilities. The success of these comprehensive delivery networks is dependent on effectively managing and delivering information to caregivers and managers across multiple points of care.

    Traditionally, the hospital information systems market has been the largest segment of healthcare information services. According to industry analysts, the healthcare industry spent approximately $10 billion in 1995 for products and services to support automated information systems and the growth in healthcare information systems expenditures will continue to rise, reaching an expected $20 billion by 2000.

    In addition to this expanding market opportunity, the demand for healthcare information systems is also increasing because hospitals and other providers are under pressure to quantify and control their costs. As a result, they are spending more of their operating budgets on systems that enable them to access such information. In the 1995 Annual HIMSS/HP Leadership Survey, an industry survey conducted by Hewlett-Packard at the Healthcare Information and Management Systems Society conference, 75 percent of the respondents stated that their information system investments will increase at a rate of 20 percent or more over the next two years.

    Healthcare information systems are evolving to meet the needs of a changing marketplace. Initially, these systems were financially oriented, focusing on the ability to capture charges and generate patient bills. However, as reimbursement has shifted more toward risk sharing and capitation, providers and payers need to better manage risk by controlling costs, demonstrating quality, measuring outcomes and influencing utilization. Because this requires an integration of clinical and financial information, systems have evolved from processing billing information to include enterprisewide systems capable of capturing, storing and analyzing both clinical and financial data across the continuum of care.

    While  the   availability  of   a   complete,  timely   and   cost-effective
patient-focused information system is essential to providing quality care and controlling costs, the source of patient information usually covers a number of different sites. Therefore, current and historical paper records must be made available by computer at all points of care. All players in the delivery network need information systems that can capture data at the point of care, communicate data across the continuum of care and process and store large volumes of data necessary for the development of a lifelong computer-based patient record.

STRATEGY

    HBOC's strategy is to provide a comprehensive range of computer-based information systems and services designed to meet the evolving needs of health enterprises while protecting as much as possible the current systems investments of those enterprises. The key elements of this strategy are as follows:

    LEVERAGE THE EXISTING CUSTOMER BASE. With one or more of its products installed in approximately 42 percent of the community hospitals in the United States, HBOC is a leader in the healthcare information systems marketplace. HBOC expands its customer base through sales and marketing efforts and through strategic acquisitions such as IBAX Healthcare Systems and First Data Health Systems Corporation, which had 475 and 500 hospital customers, respectively (see "Recent Acquisitions" below). This expanded customer base offers HBOC significant opportunities to sell both additional applications of its established product lines and its Pathways 2000 enterprisewide solutions. In addition, HBOC believes its relationships with customers and its familiarity with their existing systems give HBOC an advantage over many of its competitors in marketing applications to meet the evolving needs of these customers. HBOC also seeks to further leverage its relationships with existing customers to access additional healthcare organizations throughout newly formed health delivery networks.

    PROVIDE ENTERPRISEWIDE SOLUTIONS TO THE EVOLVING HEALTHCARE MARKET. HBOC offers one of the broadest product lines in the healthcare information systems industry to serve patient care, clinical, financial and strategic management needs. Through its Pathways 2000 family of enterprisewide information systems, HBOC facilitates the more efficient integration of delivery networks. HBOC's Pathways 2000 client/server applications are designed to provide a common information infrastructure that enables organizations to collect, manage and disseminate clinically oriented information organized on the basis of a patient's entire history of care. The Pathways 2000 product line provides the capability to create longitudinal computerized patient records as well as connectivity along the entire continuum of care, enabling users to access patient data from any point within an integrated delivery system.

    PROVIDE SUPERIOR INTEGRATION OF PRODUCTS AND DATA. HBOC's products offer healthcare organizations open system solutions with the flexibility to add incremental capabilities, which protect their capital investments. In addition, HBOC's client/server architecture facilitates the integration of clinical data with financial and administrative data from both HBOC and non-HBOC applications for efficient resource allocation, allowing organizations to benefit from price/performance advances. HBOC believes that these features will be of key significance to its customers as they face industry consolidation and evolve as part of integrated care delivery systems.

    EXPAND INTO NEW MARKETS. HBOC strives to provide premier business-critical applications to every essential care setting as well as to the payer market. HBOC believes that as healthcare organizations expand and decentralize, management information requirements at the point of care will increase. HBOC is developing or has acquired client/server applications to meet these needs in the physician's office, home health market, reference laboratory and the payer market. Applications for other components of the care delivery network, such as long-term care, are under consideration.

    CONTINUE PRODUCT DEVELOPMENT. HBOC believes that a key to its growth is an ongoing focus on research and development to ensure its product offerings will continue to meet the evolving needs of its existing and potential customer base. HBOC's research efforts focus on enhancements to existing product offerings as well as new product development. In developing products, HBOC's strategy is to ensure its information systems are highly flexible and quickly adaptable and can serve the information access needs of an increasingly broad range of users. HBOC's product developers use state-of-the-art application development tools such as program generators, artificial intelligence and expert systems, which decrease development time and lower the cost of new products. While HBOC's efforts focus primarily on the internal research and development of new products, HBOC has made and continues to explore strategic acquisitions of developers of niche product software to complement and diversify its product portfolio.

RECENT ACQUISITIONS

    A substantial portion of HBOC's recent growth has resulted from acquisitions of companies that have expanded its product lines and enhanced its installed customer base. The following table outlines these acquisitions:

     DATE                    ACQUIRED COMPANY                          PRIMARY SIGNIFICANCE
---------------  ----------------------------------------  ---------------------------------------------
June 1993        Biven Software, Inc.                      Managed care applications
December 1993    Data-Med Computer Services Limited        Installed base of 100 hospitals in the United
                                                            Kingdom
May 1994         IBAX Healthcare Systems                   Presence in the IBM AS/400 market; installed
                                                            base of 475 hospitals
September 1994   Serving Software, Inc.                    Health enterprise patient and resource
                                                            scheduling software
December 1994    Care 2000, Inc.                           Case management methodologies
February 1995    Advanced Laboratory Systems, Inc.         Laboratory software for the healthcare and
                                                            commercial marketplaces
June 1995        First Data Health Systems Corporation     Installed base of 500 hospitals
July 1995        Pegasus Medical Ltd.                      Electronic patient record built by physicians
                                                            for physicians
September 1995   CliniCom Incorporated                     Multidisciplinary point-of-care clinical
                                                            information systems

PRODUCT SUMMARY

    HBOC's products and services are designed to serve the information needs of all participants in the integrated health delivery system: the caregiver, in whatever discipline or capacity; the institution or enterprise, in whatever aspect of its business; and the patient (increasingly referred to by healthcare organizations as the "customer"), in whatever setting of care. Today, the health services delivery network through which these participants relate can include acute-care hospitals, outpatient clinics, physicians' offices, reference laboratories, commercial pharmacies, long-term care facilities, patients' homes and wellness centers. In addition, employers, payers and governmental agencies play a major role in directing how healthcare resources are deployed.

    To serve this wide-ranging and diverse network of health delivery, HBOC bases its offerings on a strategic mix of applications and technologies backed by implementation, support and other services. HBOC's portfolio of products is organized into five components: acute-care, infrastructure, clinical/ practice management, access management and enterprise management. In addition, HBOC offers a suite of services that allow healthcare organizations to select just the right level of resources to most effectively serve their needs.

    ACUTE-CARE -- Acute care applications automate the operation of individual departments and their respective functions within the traditional hospital setting. These hospital-based transaction and decision support systems form the core of systems that, in conjunction with other tools designed to directly support clinical decision-making, help streamline the care process over the continuum of care delivery settings. HBOC's acute-care systems include applications for patient care, laboratory, pharmacy, radiology, financials and management decision-making.

    INFRASTRUCTURE -- Infrastructure applications are not limited to a single department or function; rather, they form the foundation of the emerging information structures of health enterprises. HBOC's wide array of networking and database applications provides the key elements for integrating and uniting providers across the continuum of care. Components include local, metropolitan and wide area networks, as well as wireless technology and electronic data interchange (EDI) capabilities. An interface manager coordinates the flow of information, often from disparate sources, throughout the entire system, and a data repository stores all patient information for access throughout the enterprise. In bringing the enterprise together, these solutions establish the physical basis for a lifelong patient record.

    CLINICAL/PRACTICE MANAGEMENT -- Clinical applications facilitate and improve the actual practice of medicine in a variety of care settings, whether acute-care, physician office, home or clinic. Drawing from a common database of patient information, computer technology gives professionals immediate access to the critical information necessary to provide better quality care wherever they are in the delivery system. There are applications that allow physicians and other clinicians to document all patient information at the point of care and others that make use of patient information to create protocols and care pathways. Still other applications give them the tools they need to more efficiently manage their practices or businesses and thereby provide better service to those under their care. These clinical solutions support the need for collaboration among multiple disciplines and for integration with other information systems in the health delivery network.

    ACCESS MANAGEMENT -- Access management solutions allow the healthcare organization's "customers" to access health services more easily and cost-effectively. Indexing applications organize the vast information collected about a person throughout the enterprise, allowing patients to be tracked and information about them to be accessed anywhere they go for care. Scheduling systems instantly register and schedule patients from anywhere to anywhere in the enterprise, as well as the resources needed to serve them. Other system capabilities allow for information tied to specific episodes of care to be collected and managed. Besides increasing accuracy, these applications help cut patient frustration with having to provide duplicate information from one setting of care to another and therefore enhance "customer satisfaction."

    ENTERPRISE MANAGEMENT -- Enterprise management applications facilitate and improve the management and operation of all aspects of the healthcare enterprise payer as well as provider. These applications focus on providing managers with the clinical, financial and other information necessary to contain costs while ensuring high quality care. Examples include utilization review and accounts receivable management, as well as managed care contracting and member management applications.

    The following table outlines the principal products in each area:

                        PRODUCT                                                 DESCRIPTION
--------------------------------------------------------  --------------------------------------------------------
ACUTE-CARE:
STAR, SAINT, The Precision Alternative, AdVantage         RISC-based patient care, clinical and financial systems
                                                           (including a laboratory system that also has
                                                           commercial, reference and hybrid laboratory
                                                           capabilities)
HealthQuest, Series 5000                                  IBM mainframe-based patient care, clinical, and
                                                           financial systems
Series, OR Series                                         IBM AS/400-based patient care, clinical and financial
                                                           systems
Surgi-Server 2000, Omni-Server 2000, DME 2000             PC-based scheduling, management and equipment tracking
                                                           systems
Host Based Systems                                        Tandem-based patient care management systems and remote
                                                           processing systems for patient financials
INFRASTRUCTURE:
Pathways Interface Manager                                Interface engine that manages network traffic and
                                                           performs protocol conversion and translation
Pathways Health Network Server                            Relational database and repository for all patient
                                                           information
Pathways Image Manager                                    Medical records document imaging and workflow management
Networking technologies                                   Local and wide area networks and wireless technology
Value Added Network                                       Electronic data interchange (EDI) capabilities that
                                                           support the movement of information among various
                                                           sources
CLINICAL/PRACTICE MANAGEMENT:
Pathways Clinical Workstation                             Workstation for inputting and viewing online clinical
                                                           information (later phases will have multimedia
                                                           capabilities)
Smart Medical Record                                      Patient information documentation tool for physicians
Physician Practice Management System                      Billing, time management and administration for
                                                           physicians' offices
Pathways Care Manager                                     Multidisciplinary point-of-care system
Pathways Homecare                                         Clinical, administrative and human resource management
                                                           for home health
ACCESS MANAGEMENT:
Pathways Health Network Management                        Enterprisewide system for managing information about an
                                                           enrolled population
Pathways Healthcare Scheduling                            Enterprisewide patient and resource scheduling system

                        PRODUCT                                                 DESCRIPTION
--------------------------------------------------------  --------------------------------------------------------
Pathways Encounter Management                             Enterprisewide system for managing information about
                                                           patients' episodes of care
ENTERPRISE MANAGEMENT:
Pathways Contract Management                              Monitoring and management of multiple varied contracts
                                                           for providers with managed care focus
Pathways Managed Care                                     Full-function management of contractual agreements for
                                                           providers, payers, HMOs, PPOs, PHOs and others
TRENDSTAR                                                 Decision support system, including cost accounting,
                                                           budgeting and forecasting
QUANTUM                                                   Enterprise information system
Pathways Decision Support                                 Enterprisewide decision support system

    In addition to the above applications, HBOC offers software applications provided by a host of industry-leading business partners. These partnerships also include value-added reseller agreements with computer hardware manufacturers such as Data General Corp., Digital Equipment Corp., Hewlett-Packard Co. and IBM Corp.

INTERNATIONAL OFFERINGS

    Most of the Pathways 2000 and acute-care products in HBOC's product portfolio are offered internationally. In addition, products added to the HBOC product line with the acquisition of Data-Med Computer Services in December 1993 are available in the United Kingdom. In most cases, the applications offered internationally have been customized or developed to meet the particular needs of the country in which they are implemented.

SERVICES

    Installation and implementation services are provided for purchasers of all HBOC software products to assist with the smooth introduction of or transition to those products. HBOC also provides software maintenance and enhancement services, as well as custom programming and system modifications to meet special customer requirements. Equipment maintenance services are provided through HBOC's various hardware partners.

    ENTERPRISE SERVICES. HBOC provides a suite of specially developed services to serve the needs of enterprises whose dependence on information systems is growing. It includes services such as UNIX processing support, disaster recovery and single-point issue resolution. In addition, a line of service offerings called Service Tracks 2000 provides a flexible suite of implementation services that can include an enterprise project manager to assist in planning, installing and supporting Pathways 2000 products.

    CONNECT TECHNOLOGY GROUP. To support the connectivity needs of hospitals and their affiliates, the Connect Technology Group (CTG) provides total network installation and support. In addition, CTG offers a comprehensive Value Added Network, a suite of information services that extend local and metropolitan area networks outside of the hospital to include payers, vendors, financial institutions and the Internet. All together, HBOC's networking solutions provide customers with a complete network solution for electronic access throughout a provider enterprise.

    OUTSOURCING SERVICES GROUP. HBOC has been in the outsourcing business in the United States for more than 20 years and offers outsourcing services in the United Kingdom as well. With the change and uncertainty engendered by healthcare reform and resulting economic pressures, information systems outsourcing is becoming increasingly popular in the United States. Outsourcing services go beyond managing hospital data processing operations (traditionally known as facilities management) to encompass strategic management services in information systems planning, receivables management, business office administration and major system conversions.

SOURCES OF REVENUE

    Information regarding sources of revenue is included in the table "Revenue by Business Unit" on page 17 of the Company's Annual Report to Stockholders for the year ended December 31, 1995 (the Annual Report), and under the caption "Revenue Recognition" in Note 1 of "Notes to Consolidated Financial Statements" on pages 23 and 24 of the Annual Report, a copy of which is included as an exhibit to this Form 10-K and is incorporated herein by reference.

BACKLOG

    Information regarding backlog as of December 31, 1995, is included in the "Financial Review" section under the caption "General" on page 14 of the Annual Report, a copy of which is included as an exhibit to this Form 10-K and is incorporated herein by reference.

RESEARCH AND DEVELOPMENT

    The Company's product development effort applies advanced computer technology and installation methodologies to specific information processing needs of hospitals. The Company believes a substantial and sustained commitment to such research and development is important to the long-term success of the business.

    Investment in software development, including both research and development expense as well as capitalized software, has increased as the Company has addressed new software applications and enhanced existing products for installed systems. The Company expensed $42,964,000 (9% of revenue) for research and development activities during 1995, as compared to $32,130,000 (9% of revenue) and $25,829,000 (10% of revenue) during 1994 and 1993. The Company capitalized 25%, 25% and 23% of its research and development expenditures in 1995, 1994 and 1993.

    Information regarding research and development is included in the schedule "Five-Year Selected Financial Information" on page 13 of the Annual Report and under the captions "Capitalized Software" and "Nonrecurring Charge" in Note 1 of "Notes to Consolidated Financial Statements" on pages 23 and 24 of the Annual Report, a copy of which is included as an exhibit to this Form 10-K and is incorporated herein by reference.

    The technical concepts and codes embodied in the Company's computer programs and program documentation are not protected by patents or copyrights but constitute trade secrets that are proprietary to the Company. The Company and its subsidiaries are the owners of various trademarks and service marks, including the federally registered trademarks or service marks "MEDPRO," "IFAS," "CLINPRO," "MEDIPAC," "CML," "COSTREP," "TRENDSTAR," "TRENDSERVE," "TRENDPAC I," "BUDGET+," "CLINIPAC," "CLINSTAR," "HOSTS," "HSL," "PARAGON," "HEALTHQUEST," "QUANTUM," "ERS," "PATHWAYS 2000," "PATIENT VIEW," "SAINT," "SAINT PLUS," "THE PRECISION ALTERNATIVE," and the triangular design that forms the Company logo, but such registration provides limited protection as to the trademark or service mark.

COMPETITION

    HBOC experiences substantial competition from many firms, including other computer services firms, consulting firms, shared service vendors, certain hospitals and hospital groups, and hardware vendors. Competition varies in size from small to large companies, in geographical coverage, and in scope and breadth of products and services offered.

    Although some of the Company's competitors are comparable in size to the Company, the Company believes that few competitors can offer the breadth and depth of product and service offerings it provides or the number of platforms and operating systems it supports.

ITEM 2:  PROPERTIES

    The Company's principal administrative and research offices are located at 301 and 303 Perimeter Center North, Atlanta, Georgia. The offices consist of approximately 226,000 square feet of space under a lease which expires in 1999. The rental expense for these offices totaled approximately $3,939,000 for 1995.

    The Company also owns two buildings and leases space in 40 buildings throughout the United States, Canada, the United Kingdom, Ireland, Israel and Australia primarily for sales and customer service offices. Information regarding the Company's leases is included in Note 2 of "Notes to Consolidated Financial Statements" on page 24 of the Annual Report, a copy of which is included as an exhibit to this Form 10-K and is incorporated herein by reference.

    Information regarding the Company's principal offices is included on the back cover of the Annual Report, a copy of which is included as an exhibit to this Form 10-K and is incorporated herein by reference.

ITEM 3:  LEGAL PROCEEDINGS

    Information regarding Legal Proceedings is included in Note 8 of "Notes to Consolidated Financial Statements" on page 27 of the Annual Report, a copy of which is included as an exhibit to this Form 10-K and is incorporated herein by reference.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    During the quarter ended December 31, 1995, there were no matters submitted to a vote of security holders.

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

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The information included in the "Financial Review" and "Revenue by Business Unit" sections on pages 14 through 17 of the Annual Report, a copy of which is included as an exhibit to this Form 10-K, is incorporated herein by reference.

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

                                    PART III

ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The following table sets forth certain information regarding the executive officers of the Company as of March 1, 1996. Additional information regarding the Board of Directors is included in the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 14, 1996, under the captions "Election of Directors" and "Security Ownership of Certain Beneficial Owners and Management," which is incorporated herein by reference.

        NAME          AGE              POSITION WITH THE COMPANY
--------------------  ---  --------------------------------------------------
Charles W. McCall     51   Director, President and Chief Executive Officer
Albert J. Bergonzi    46   Executive Vice President -- Sales and Pathways
                            2000
James A. Gilbert      47   Senior Vice President -- Charlotte Product Group,
                            Mainframe Products Group, Series Product Group,
                            General Counsel and Secretary
Jay P. Gilbertson     35   Senior Vice President -- Finance, Chief Financial
                            Officer, Principal Accounting Officer, Treasurer
                            and Assistant Secretary
Russell G. Overton    48   Senior Vice President -- Business Development

    Charles W. McCall has served as a Director, President and Chief Executive Officer of the Company since 1991. Prior to joining the Company, he served as President and Chief Executive Officer of CompuServe Inc., a wholly owned subsidiary of H&R Block, from 1985 to 1991. Mr. McCall is also a Director of EIS International, Inc. and WestPoint Stevens Inc.

    Albert J. Bergonzi has served as Executive Vice President -- Sales of HBOC since June 1995 and Pathways 2000 since March 1996. From 1985 through 1995 he served as the Vice President and General Manager of HBOC's Amherst Product Group.

    James A. Gilbert has served as Senior Vice President -- Charlotte Product Group, Mainframe Products Group and Series Product Group since 1995. Prior to that he served as Vice President from 1988 through 1995. He has served as General Counsel since joining the Company in 1988 and as Secretary since 1992.

    Jay P. Gilbertson has served as Senior Vice President -- Finance since 1995. Since 1993 he has served as Vice President -- Finance, Chief Financial Officer, Principal Accounting Officer, Treasurer and Assistant Secretary. In 1992, he served as Vice President -- Controller and Chief Accounting Officer. From 1988 through 1991, he served in a financial management capacity at Medical Systems Support, Inc., HBOC's hardware maintenance subsidiary sold in 1991.

    Russell G. Overton has served as Senior Vice President -- Business Development since 1992. From 1989 through 1991, he served as Vice President -- Business Development for HealthQuest Ltd. (a wholly owned subsidiary of HBOC).

ITEM 11:  EXECUTIVE COMPENSATION

    The Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 14, 1996, contains under the captions "Compensation of Directors" and "Executive Compensation," information relating to director and executive compensation for the year ended December 31, 1995, all of which are incorporated herein by reference.

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 14, 1996, contains under the caption "Security Ownership of Certain Beneficial Owners and Management" information relating to security ownership of beneficial owners and management, which is incorporated herein by reference.

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information contained in the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 14, 1996, under the caption "Certain Relationships and Related Transactions" is incorporated herein by reference.

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

    (a) 2.  Financial Statement Schedules

   -       Report of Independent  Public Accountants as  to Schedules  Supporting
           Financial Statements

   -       Schedules Supporting Financial Statements

SCHEDULE
 NUMBER
--------
   II      Valuation  and Qualifiying Accounts for the Three Years Ended December
           31, 1995.

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

EXHIBIT
NUMBER                                  DESCRIPTION
-------   ------------------------------------------------------------------------

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

EXHIBIT
NUMBER                                  DESCRIPTION
-------   ------------------------------------------------------------------------
    ON  MARCH 27, 1992, AS A PART OF ITS FORM 10-K FOR THE YEAR ENDED DECEMBER 31,
1991:
    10(a) -- Standard Form of Credit  Agreement with recourse between the  Company and Sanwa Business Credit Corporation.
    10(b) --  Standard  Form  of  Credit Agreement  without  recourse  between the
             Company and Sanwa Business Credit Corporation.

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

    ON  MARCH 23, 1994, AS PART  OF ITS FORM 10-K FOR  THE YEAR ENDED DECEMBER 31,
1993:
    10(a) -- Grid Note between the Company  and Continental Bank N.A., dated  June
             25, 1993.
    10(b) --  Acquisition  of  Data-Med  Computer  Services  Limited  --  Sale and
             Purchase Agreement, dated December 16, 1993.
    10(e) -- Co-ownership agreement between HTG Corp. and the Company of Falcon 20 airplane, dated July 15, 1993.

    ON MAY 6, 1994, AS PART OF ITS FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 1994:
    10(a) -- Termination of the Amended and Restated Revolving Credit Agreement with Continental Bank N.A., effective April 20, 1994.

    ON  JUNE 14,  1994, AS PART  OF ITS  FORM 8-K REPORT  DATED JUNE  13, 1994, AS
AMENDED BY FORM 8-KA DATED JUNE 30, 1994, AND FILED WITH THE COMMISSION ON JULY 1,
1994:
     2    -- Asset  Purchase  Agreement  among  IBAX  Healthcare  Systems,  Baxter
             Healthcare  Corporation, International Business Machines Corporation,
             Baxter Systems,  Inc., HCPG  Corporation,  HBO &  Company and  HBO  &
             Company of Georgia, dated May 31, 1994.

    ON JULY 20, 1994 AS PART OF ITS FORM S-4 REGISTRATION STATEMENT DATED JULY 19,
1994,  AS AMENDED BY AMENDMENT NO. 1 TO  FORM S-4 DATED AUGUST 10, 1994, AND FILED
WITH THE COMMISSION ON AUGUST 11, 1994, AND FURTHER AMENDED BY AMENDMENT NO. 2  TO
FORM S-4 DATED AUGUST 10, 1994, AND FILED AUGUST 11, 1994:
     2    --  Agreement of Merger dated June 30, 1994, by and among HBO & Company,
             HBO & Company of Georgia and Serving Software, Inc.
     3    -- Amended Bylaws of Registrant.
    10(a) -- Receivables Purchase Agreement, dated as of June 24, 1994, among  HBO
             &  Company  of Georgia,  as seller,  and The  First National  Bank of
             Boston and NationsBank of Georgia, N.A., as purchasers, and The First
             National Bank of Boston, as agent.
    10(b) -- Credit  Agreement,  dated June  13,  1994, between  the  Company  and
             Wachovia Bank of Georgia, N.A.
    10(c) -- Note payable to Baxter Healthcare Corporation, dated May 31, 1994.
    10(d) --  Note payable  to International Business  Machines Corporation, dated
             May 31, 1994.
    10(e) -- Amended and Restated Revolving Credit and Term Loan Agreement,  dated as  of May 27, 1994, among HBO & Company and HBO & Company of Georgia and The First  National Bank  of Boston and  NationsBank of  Georgia,
             N.A. and The First National Bank of Boston, as agent.
    10(f) --  First Amendment to the May  27, 1994, Amended and Restated Revolving
             Credit and  Term  Loan Agreement  and  First Amendment  to  Revolving
             Credit Notes, dated as of June 30, 1994.

EXHIBIT
NUMBER                                  DESCRIPTION
-------   ------------------------------------------------------------------------
   *10(g) --  Letter Agreement  between John  E. Haugo,  Ph.D. and  HBO & Company, dated June 29, 1994, re: employment.

    ON AUGUST 11, 1994, AS PART OF ITS FORM 10-Q REPORT FOR THE QUARTER ENDED JUNE
30, 1994:
    10    -- Second Amendment  to the  Amended and Restated  Revolving Credit  and
             Term  Loan Agreement  by and  among HBO &  Company, HBO  & Company of
             Georgia, The First National Bank  of Boston, NationsBank of  Georgia,
             N.A. and other lending institutions, dated as of June 30, 1994.

    ON AUGUST 17, 1994, AS PART OF ITS FORM S-8 (REGISTRATION NUMBER 33-82962):
    *4    -- HBO & Company 1990 Executive Incentive Plan, as amended.

    ON SEPTEMBER 15, 1994, AS PART OF ITS FORM S-8 (REGISTRATION NUMBER 33-84034):
    *4    -- 1986 Incentive Stock Option Plan of Serving Software, Inc.

    ON  NOVEMBER 10, 1994, AS  PART OF ITS FORM 10-Q  REPORT FOR THE QUARTER ENDED
SEPTEMBER 30, 1994:
    10(a) -- First Amendment to  the Receivables Purchase  Agreement by and  among
             HBO  &  Company  of  Georgia,  The  First  National  Bank  of Boston,
             NationsBank of Georgia, N.A. and other financial institutions,  dated
             September 30, 1994.
    10(b) --  Third Amendment to the May  27, 1994, Amended and Restated Revolving
             Credit and Term  Loan Agreement  by and among  HBO &  Company, HBO  &
             Company of Georgia, The First National Bank of Boston, NationsBank of
             Georgia, N.A. and other lending institutions, dated August 31, 1994.

    ON  MARCH 17, 1995, AS PART  OF ITS FORM 10-K FOR  THE YEAR ENDED DECEMBER 31,
1994:
    *4    -- Chief Executive Officer Incentive Plan.

    ON MAY 9, 1995, AS PART OF ITS FORM S-8 (REGISTRATION NUMBER 33-59173):
    *4    -- HBO & Company 1986 Nonqualified Stock Option Agreement, HBO & Company
             1991 Nonqualified Stock  Option Agreement  1 and HBO  & Company  1991
             Nonqualified Stock Option Agreement 2.

    ON MAY 9, 1995, AS PART OF ITS FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 1995:
    10    --  Second Amendment to  Receivables Purchase Agreement  dated March 31,
             1995.

    ON JUNE 23, 1995, AS PART OF ITS  FORM 8-K DATED JUNE 23, 1995, AS AMENDED  BY
FORM  8-KA DATED JULY 31, 1995, AND FILED WITH THE COMMISSION ON JULY 31, 1995, AS
FURTHER AMENDED BY FORM 8-KA2 DATED AUGUST 8, 1995, AND FILED WITH THE  COMMISSION
ON AUGUST 8, 1995:
     2    --  Stock Purchase Agreement, dated as of May 16, 1995, among First Data
             Corporation, FDC Health, Inc., First Data Health Systems Corporation,
             HBO & Company,  and HBO &  Company of Georgia,  as amended by  letter agreement dated June 17, 1995.

    ON  JULY 31, 1995,  AS PART OF  ITS FORM 10-Q  FOR THE QUARTER  ENDED JUNE 30,
1995:
    10(a) -- Interim Loan and Security Agreement between General Electric  Capital
             Corporation, HTG Corp. and HBO & Company of Georgia and letter agreement between HTG Corp. and HBO & Company of Georgia, dated June
             26, 1995.

    ON  AUGUST 17,  1995, AS  PART OF  ITS FORM  S-4 REGISTRATION  STATEMENT DATED
AUGUST 17, 1995,  AS AMENDED BY  AMENDMENT NO. 1  TO FORM S-4  DATED SEPTEMBER  1,
1995, AND FILED WITH THE COMMISSION ON SEPTEMBER 1, 1995:
     2    --  Agreement of Merger dated July 14, 1995, by and among HBO & Company,
             HBO & Company of Georgia and CliniCom Incorporated.

    ON OCTOBER 5, 1995, AS PART OF ITS FORM S-8 (REGISTRATION NUMBER 33-63213):
    *4    -- 1985 Employee Stock Option Plan of CliniCom Incorporated.

EXHIBIT
NUMBER                                  DESCRIPTION
-------   ------------------------------------------------------------------------
    ON OCTOBER 5, 1995, AS PART OF ITS FORM S-8 (REGISTRATION NUMBER 33-63217):
    *4    -- Nonemployee Director Stock Option Plan of CliniCom Incorporated.

    THE FOLLOWING EXHIBITS ARE INCLUDED IN THIS FORM 10-K:
    *4    -- HBO  &  Company  1983  Employee  Discount  Stock  Purchase  Plan,  as
             restated.
    11    --  Computation of  Earnings (Loss)  Per Share  of Common  Stock for the
             Years Ended December 31, 1995, 1994 and 1993.
    13    -- Annual Report to Stockholders for the year ended December 31, 1995.
    21    -- Subsidiaries of Registrant.
    23    -- Consent of Arthur Andersen LLP.
    27a   -- Financial Data Schedule.
    27b   -- Financial Data Schedule restated for December 31, 1994.
    27c   -- Financial Data Schedule restated for March 31, 1995.
    27d   -- Financial Data Schedule restated for June 30, 1995.

    (b) Reports on Form 8-K during the quarter ended December 31, 1995, or subsequent to that date but prior to the filing date of this Form 10-K:

    FORM 8-K DATED OCTOBER 4, 1995:
          --  Reporting under Item 2 that the Company completed the acquisition of
             CliniCom  Incorporated,  a   Boulder,  Colorado-based  developer   of
             point-of-care  clinical information systems.  The following financial statements of  CliniCom were  incorporated by  reference from  HBOC's
             Form 8-K, Item 5, dated August 16, 1995:

             CliniCom Incorporated Condensed Balance Sheets, Condensed Statements of Operations, Condensed Statements of Cash Flows and Notes to
             Condensed Financial Statements for the quarter ended June 30, 1995.

             CliniCom  Incorporated  Report  of  Independent  Public  Accountants,
             Balance Sheets  as  of December  31,  1994 and  1993,  Statements  of
             Operations, Statements of Stockholders' Equity and Statements of Cash
             Flows for each of the three years ended December 31, 1994, 1993 and 1992 and Notes to Financial Statements.

    FORM 8-K DATED NOVEMBER 16, 1995:
          -- Reporting under Item 5 that the Company announced the election of Philip A. Incarnati, President and Chief Executive Officer of McLaren
             Health Care Corporation, to the HBOC Board of Directors.

    FORM 8-K DATED FEBRUARY 27, 1996:
          -- Reporting under Item 5 that the Company's Board of Directors: i) approved an amendment to the Certificate of Incorporation to increase the number of shares of authorized Common Stock from 60 million to 250 million subject to Stockholder approval; ii) anounced its intention to declare a two-for-one stock split in the form of a stock dividend contingent upon Stockholder approval of the increase in authorized shares and iii) declared a quarterly dividend of $.04 per share payable April 22, 1996 to Stockholders of Record on March 29,
             1996.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors of HBO & Company:

    We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in HBO & Company's annual report to stockholders incorporated by reference in this Form 10-K, and have issued our report thereon dated February 6, 1996. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in item 14(a)2 is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                             ARTHUR ANDERSEN LLP

Atlanta, Georgia
February 6, 1996

                                                                     SCHEDULE II

                         HBO & COMPANY AND SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
                                 (000 OMITTED)

                                                                BALANCE AT   CHARGED TO                 BALANCE AT
                                                               BEGINNING OF   COSTS AND                   END OF
                                                                  PERIOD      EXPENSES    ADJUSTMENTS     PERIOD
                                                               ------------  -----------  ------------  -----------
Year Ended December 31, 1993:
  Allowance for Doubtful Accounts............................   $    1,919   $     303     $   (597)     $   1,625
  Inventory Reserves.........................................   $      280   $     504     $   (166)     $     618
                                                               ------------  -----------  ------------  -----------
                                                               ------------  -----------  ------------  -----------
Year Ended December 31, 1994:
  Allowance for Doubtful Accounts............................   $    1,625   $     815     $      35     $   2,475
  Inventory Reserves.........................................   $      618   $     252     $   --        $     870
                                                               ------------  -----------  ------------  -----------
                                                               ------------  -----------  ------------  -----------
Year Ended December 31, 1995:
  Allowance for Doubtful Accounts............................   $    2,475   $     644     $   5,211*    $   8,330
  Inventory Reserves.........................................   $      870   $   2,075**   $   (233)     $   2,712
                                                               ------------  -----------  ------------  -----------
                                                               ------------  -----------  ------------  -----------

------------------------
 * Adjustment associated with the purchase of First Data Health Systems Corporation.

** Nonrecurring charge related to the acquisition of CliniCom Incorporated in a pooling transaction.

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

                                          Date: February 29, 1996

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                      SIGNATURE                                       TITLE                          DATE
-----------------------------------------------------  -----------------------------------  ----------------------

                    /s/ CHARLES W. MCCALL
     ------------------------------------------        Director, President and                February 29, 1996
                 (Charles W. McCall)                    Chief Executive Officer

                                                       Senior Vice President -- Finance,
                     /s/ JAY P. GILBERTSON              Chief Financial Officer, Principal
     ------------------------------------------         Accounting Officer, Treasurer and     February 29, 1996
                 (Jay P. Gilbertson)                    Assistant Secretary

                 /s/ HOLCOMBE T. GREEN, JR.
     ------------------------------------------        Chairman of the Board                  February 29, 1996
              (Holcombe T. Green, Jr.)                  of Directors

                   /s/ ALFRED C. ECKERT III
     ------------------------------------------                     Director                  February 29, 1996
               (Alfred C. Eckert III)

                    /s/ PHILIP A. INCARNATI
     ------------------------------------------                     Director                  February 29, 1996
                (Philip A. Incarnati)

                     /s/ ALTON F. IRBY III
     ------------------------------------------                     Director                  February 29, 1996
                 (Alton F. Irby III)

                       /s/ GERALD E. MAYO
     ------------------------------------------                     Director                  February 29, 1996
                  (Gerald E. Mayo)

                      /s/ JAMES V. NAPIER
     ------------------------------------------                     Director                  February 29, 1996
                  (James V. Napier)

                     /s/ CHARLES E. THOELE
     ------------------------------------------                     Director                  February 29, 1996
                 (Charles E. Thoele)

                   /s/ DONALD C. WEGMILLER
     ------------------------------------------                     Director                  February 29, 1996
                (Donald C. Wegmiller)

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                                      DESCRIPTION                                     PAGE
-------   --------------------------------------------------------------------------------  ----
     4    -- HBO & Company 1983 Employee Discount Stock Purchase Plan, as restated........
    11    -- Computation of Earnings (Loss) Per Share of Common Stock for years ended
              December 31, 1995, 1994 and 1993............................................
    13    -- Annual Report to Stockholders for the year ended December 31, 1995...........
    21    -- Subsidiaries of Registrant...................................................
    23    -- Consent of Arthur Andersen LLP...............................................
    27a   -- Financial Data Schedule......................................................
    27b   -- Financial Data Schedule restated for December 31, 1994.......................
    27c   -- Financial Data Schedule restated for March 31, 1995..........................
    27d   -- Financial Data Schedule restated for June 30, 1995...........................