Form 10-Q
period 1996-03-31
HBO & CO
filed 1996-05-03
CIK 310377

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-Q
(Mark one)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
FOR THE QUARTERLY PERIOD ENDING MARCH 31, 1996
                                       OR
/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
For the transition period from               to

Commission file number 0-9900

                                 HBO & COMPANY
             (Exact name of registrant as specified in its charter)

           DELAWARE                 37-0986839
 (State or other jurisdiction    (I.R.S. Employer
              of                  Identification
incorporation or organization)       Number)

                           301 PERIMETER CENTER NORTH
                                ATLANTA, GEORGIA
                                     30346
                    (Address of principal executive offices)
                                   (Zip Code)
                                 (770) 393-6000
              (Registrant's telephone number, including area code)
                                      N/A
              (Former name, former address and former fiscal year,
                         if changed since last report.)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ____.

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                         CLASS                                         OUTSTANDING AT APRIL 30, 1996
- --------------------------------------------------------  --------------------------------------------------------
              Common Stock, $.05 par value                                       40,386,274

                            Exhibit Index on Page 9

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                        PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                    CONSOLIDATED BALANCE SHEETS -- UNAUDITED
                                 (000 OMITTED)

                                            ASSETS
                                                                         MARCH 31,   DEC. 31,
                                                                           1996        1996
                                                                        -----------  ---------
CURRENT ASSETS:
  Cash and Cash Equivalents...........................................   $  67,941   $  65,263
  Receivables, Net of Allowance For Doubtful Accounts of $7,954 and
   $8,330.............................................................     164,268     156,210
  Current Deferred Income Taxes.......................................      13,713      17,794
  Inventories.........................................................       8,143       6,757
  Prepaids and Other Current Assets...................................       6,745       6,346
                                                                        -----------  ---------
    Total Current Assets..............................................     260,810     252,370
                                                                        -----------  ---------
INTANGIBLES
  Net of Accumulated Amortization of $17,625 and $13,801..............     183,994     184,051
                                                                        -----------  ---------
CAPITALIZED SOFTWARE
  Net of Accumulated Amortization of $23,527 and $22,054..............      36,456      34,098
                                                                        -----------  ---------
PROPERTY AND EQUIPMENT
  Net of Accumulated Depreciation of $74,064 and $71,263..............      32,490      33,609
                                                                        -----------  ---------
DEFERRED INCOME TAXES.................................................      24,309      25,098
                                                                        -----------  ---------
OTHER NONCURRENT ASSETS, NET..........................................       7,152       5,908
                                                                        -----------  ---------
TOTAL ASSETS..........................................................   $ 545,211   $ 535,134
                                                                        -----------  ---------
                                                                        -----------  ---------

                             LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Deferred Revenue....................................................   $  73,235   $  71,684
  Other Current Liabilities...........................................     120,077     133,436
                                                                        -----------  ---------
    Total Current Liabilities.........................................     193,312     205,120
                                                                        -----------  ---------
LONG-TERM DEBT........................................................         446         582
                                                                        -----------  ---------
OTHER LONG-TERM LIABILITIES...........................................       7,281      10,702
                                                                        -----------  ---------
    Total Liabilities.................................................     201,039     216,404
                                                                        -----------  ---------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Preferred Stock, 1,000 Shares Authorized and No Shares Issued.......      --          --
  Common Stock, $.05 Par Value, 60,000 Shares Authorized and 56,597
   Shares Issued......................................................       2,830       2,830
  Additional Paid-in Capital..........................................     322,162     315,906
  Retained Earnings...................................................      98,301      80,255
                                                                        -----------  ---------
                                                                           423,293     398,991
  Treasury Stock, at Cost (16,241 and 16,478 Shares)..................     (79,121)    (80,261)
                                                                        -----------  ---------
    Total Stockholders' Equity........................................     344,172     318,730
                                                                        -----------  ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY............................   $ 545,211   $ 535,134
                                                                        -----------  ---------
                                                                        -----------  ---------

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

                 CONSOLIDATED STATEMENTS OF INCOME -- UNAUDITED
                    (000 OMITTED EXCEPT FOR PER SHARE DATA)

                                                                                    FOR THE THREE MONTHS
                                                                                       ENDED MARCH 31
                                                                                    --------------------
                                                                                      1996       1995
                                                                                    ---------  ---------
REVENUE:
  Recurring.......................................................................  $  63,796  $  37,163
  One-Time Sales..................................................................     81,282     62,020
                                                                                    ---------  ---------
    Total Revenue.................................................................    145,078     99,183
OPERATING EXPENSE:
  Cost of Operations..............................................................     65,095     48,482
  Marketing.......................................................................     20,460     13,648
  Research and Development........................................................     11,788      9,020
  General and Administrative......................................................     15,972      9,948
                                                                                    ---------  ---------
    Total Operating Expense.......................................................    113,315     81,098
                                                                                    ---------  ---------
  Operating Income................................................................     31,763     18,085
  Other (Income) Expense, Net.....................................................       (524)       242
                                                                                    ---------  ---------
  Income Before Provision for Income Taxes........................................     32,287     17,843
  Provision for Income Taxes......................................................     12,915      7,137
                                                                                    ---------  ---------
NET INCOME........................................................................  $  19,372  $  10,706
                                                                                    ---------  ---------
                                                                                    ---------  ---------
EARNINGS PER SHARE:
  Primary.........................................................................  $    0.46  $    0.29
  Fully Diluted...................................................................  $    0.46  $    0.29
WEIGHTED AVERAGE SHARES OUTSTANDING:
  Primary.........................................................................     41,881     36,993
  Fully Diluted...................................................................     41,914     37,099

CASH DIVIDENDS DECLARED PER SHARE.................................................  $    0.04  $    0.04
                                                                                    ---------  ---------
                                                                                    ---------  ---------

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

               CONSOLIDATED STATEMENTS OF CASH FLOWS -- UNAUDITED
                                 (000 OMITTED)

                                                                                    FOR THE THREE MONTHS
                                                                                       ENDED MARCH 31
                                                                                    --------------------
                                                                                      1996       1995
                                                                                    ---------  ---------
CASH FLOWS FROM OPERATING ACTIVITES:
  Net Income for the Period.......................................................  $  19,372  $  10,706
                                                                                    ---------  ---------
  Adjustments to Reconcile Net Income to Net Cash Provided by Operating
   Activities:
    Depreciation and Amortization.................................................      9,137      5,809
    Provision for Noncurrent Deferred Income Taxes................................        789      2,319
    Changes in Assets and Liabilities, Net of Acquisitions:
      Receivables.................................................................     (8,058)     3,111
      Current Deferred Income Taxes...............................................      4,081        507
      Inventories.................................................................     (1,386)    (1,311)
      Prepaids and Other Current Assets...........................................       (438)    (1,144)
      Other Noncurrent Assets.....................................................     (1,238)      (629)
      Deferred Revenue............................................................      1,551      7,373
      Other Current Liabilities...................................................    (15,176)   (17,885)
    Other, Net....................................................................        280        246
                                                                                    ---------  ---------
        Total Adjustments.........................................................    (10,458)    (1,604)
                                                                                    ---------  ---------
        Net Cash Provided by Operating Activities.................................      8,914      9,102
                                                                                    ---------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Sale of Business................................................................        430     --
  Sale of Property and Equipment..................................................        493         39
  Capital Expenditures............................................................     (3,237)    (1,771)
  Capitalized Software............................................................     (3,861)    (2,919)
  Purchase of Business, Net of Cash Acquired......................................     (4,000)    (7,010)
                                                                                    ---------  ---------
        Net Cash Used in Investing Activities.....................................    (10,175)   (11,661)
                                                                                    ---------  ---------
        Net Cash Used Before Financing Activities.................................     (1,261)    (2,559)
                                                                                    ---------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from Long-Term Debt....................................................     --         22,000
  Proceeds from Issuance of Common Stock..........................................      5,773      3,486
  Repayment of Long-Term Debt.....................................................       (229)   (17,141)
  Payment of Dividends............................................................     (1,605)    (1,271)
  Repayment of Short-Term Debt....................................................     --         (5,000)
                                                                                    ---------  ---------
        Net Cash Provided by Financing Activities.................................      3,939      2,074
                                                                                    ---------  ---------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS..................................      2,678       (485)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD..................................     65,263     14,951
                                                                                    ---------  ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD........................................  $  67,941  $  14,466
                                                                                    ---------  ---------
                                                                                    ---------  ---------
Cash Paid During the Period For:
  Interest........................................................................  $     232  $     681
  Income Taxes....................................................................  $   4,841  $   6,382

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The consolidated financial statements include all adjustments that, in the opinion of management, are necessary for a fair presentation of the results for the periods indicated. All such adjustments are of a normal recurring nature. Quarterly results of operations are not necessarily indicative of annual results. Certain previously reported amounts may have been reclassified to conform to the current presentation. These statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's 1995 Annual Report to Stockholders.

2. During the first quarter of 1996, the Company increased the amount available under its existing long-term revolving credit agreement from $25 million to $30 million. As of March 31, 1996, there was no outstanding balance. Interest is payable at the Company's option of prime or LIBOR plus a margin determined by certain of the Company's financial ratios (6-1/16 as of March 31, 1996). A commitment fee on the revolving credit agreement is payable quarterly on the unused portion of the commitment. The agreement, which expires June 30, 1997, contains certain net worth, income, cash flow and financial ratio covenants. The Company is in compliance with these covenants at March 31, 1996.

    During the first quarter of 1996, the Company canceled one of its two $5 million unsecured lines of credit.

    The Company has extended until June 30, 1997, its agreement with a financial institution whereby the Company can sell on an ongoing basis, with partial recourse, an undivided interest in a pool of customer receivables. As of March 31, 1996, the amount available to be sold was $30 million and the amount sold was $25 million. Interest is payable at the Company's option of prime or LIBOR plus a margin determined by certain of the Company's financial ratios (6-1/16 as of March 31, 1996). The Company, as agent for the purchaser, retains collection and administrative responsibilities for the receivables sold.
                            ------------------------

    The financial information included in this Quarterly Report on Form 10-Q has been reviewed by Arthur Andersen LLP, independent public accountants, in accordance with established professional standards and procedures for such a review as set forth in their review letter presented on page 8 of this report.
                            ------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS
QUARTER ENDED MARCH 31, 1996, COMPARED TO QUARTER ENDED MARCH 31, 1995:

    For the first quarter of 1996, HBO & Company posted record earnings per share of $.46, a 59% increase over earnings per share of $.29 for the first quarter of 1995. Quarterly revenue increased 46% to $145.1 million from $99.2 million for the first quarter of 1995, while operating expense increased only 40% to $113.3 million from $81.1 million in 1995. These changes in revenue and expense combined to boost quarterly net income 81% to $19.4 million from $10.7 million for the first quarter of 1995.

    The Company's revenue growth was fueled primarily by the healthcare industry's growing interest in enterprisewide solutions and the Company's ability to provide products and services that fit this profile. In addition, the June 1995 acquisition of First Data Health Systems Corporation (now known as the Charlotte Product Group or CPG) contributed to the growth in maintenance and remote processing revenue. Revenue per average employee increased to $170,000 for the first quarter of 1996, from $149,000 for the same period in 1995.

    Software license fee revenue grew 38% to $34.2 million for the first quarter of 1996 from $24.8 million in the first quarter of 1995. The increase was primarily due to the growing demand for the Pathways 2000 line of enterprisewide solutions and continued strong sales of TRENDSTAR decision support products.

    Hardware revenue increased 33% to $21.0 million for the first quarter of 1996 from $15.8 million for the first quarter of 1995. This increase was mainly due to hardware deliveries related to strong sales in the fourth quarter of 1995 and the first quarter of 1996. Hardware revenue also increased due to sales of add-on hardware resulting from a more focused effort to sell additional items to existing customers. The Company has successfully maintained stable hardware margins and continues to design its software products to run on a variety of hardware platforms.

    Implementation services revenue for the first quarter of 1996 increased 22% from the first quarter of 1995, primarily due to greater system sales and the addition of CPG. The Company continues to invest in programs designed to streamline the implementation process and encourage customer ownership of each step of that process. As a result, the productivity of the Company's implementation personnel continues to improve.

    Maintenance and support revenue increased 55% to $41.0 million for the first quarter of 1996 from $26.4 million in the first quarter of 1995. This increase was mainly due to the continued expansion of the customer base from acquisitions and internal growth. The Company is in the process of implementing a central support system which will service all product lines and business units to streamline the timeliness and quality of issue resolution.

    Recurring revenue as a percent of total revenue increased to 44% in the first quarter of 1996 from 37% for the same period in 1995. This was due to the addition of new customers and product lines as well as the CPG remote processing business. This continuing shift from one-time sales to recurring revenue provides a stable basis of cash flows to fund further expansion.

    Cost of operations as a percent of revenue dropped to 45% in the first quarter of 1996 from 49% in the first quarter of 1995 as a result of productivity enhancements. This in turn, increased the gross margin to 55% in 1996 from 51% in 1995. Cost of operations expense increased over the first quarter of 1995 primarily due to increased hardware costs associated with the growth in hardware sales, costs associated with the remote processing data center, increased software and hardware maintenance expense related to acquisitions, and increased personnel expense due to the overall growth of the Company.

    Marketing expense as a percent of revenue remained constant at 14% from the first quarter of 1995 to 1996. Marketing expense increased from quarter to quarter, primarily due to higher personnel, travel and commission expenses all directly related to the growth in revenue of the Company.

    Research and development (R&D) expense as a percent of revenue decreased to 8% in the first quarter of 1996 from 9% in the first quarter of 1995, while the R&D capitalization rate increased from 24% to 25% for the same periods. R&D expense increased primarily due to increased personnel costs related to the Company's plan of aggressively developing enhancements to existing products and bringing new products to the point of general availability.

    General and administrative expense as a percent of revenue increased to 11% in the first quarter of 1996 from 10% in the first quarter of 1995. This increase was primarily due to increased facilities costs and increased personnel expense due to acquisitions and overall growth in the Company.

    Operating expense grew at a slower rate than revenue due to successful cost control programs and productivity enhancements. Total operating income increased 76%, and operating income as a percent of revenue increased to 22% in 1996 compared to 18% in 1995. These increases demonstrate a significant growth in volume and increased efficiency in operations.

    The tax rate remained constant at 40% for all periods presented.

LIQUIDITY AND CAPITAL RESOURCES
MARCH 31, 1996, COMPARED TO DECEMBER 31, 1995:

    HBOC continues to maintain a strong balance sheet. At March 31, 1996, with $67.9 million in cash, no debt and an improving current ratio, the Company remains well positioned for continued growth.

    During the first quarter of 1996, the Company generated $8.9 million in cash flow from operations. The Company used $10.2 million in investing activities primarily consisting of a $4.0 million contractual contingency payment associated with the 1995 purchase of Pegasus Medical Ltd., $3.9 million for software development capitalization and $3.2 million for capital expenditures. An additional $3.9 million was generated from financing activities. As a result, the Company's cash balance increased slightly to $67.9 million at March 31, 1996 from $65.3 million at December 31, 1995.

    The Company's current ratio increased to 1.35:1 at March 31, 1996 from 1.23:1 at December 31, 1995. Current assets increased $8.4 million mainly reflecting increases in receivables and cash, partially offset by a decrease in current deferred income taxes. Receivables management is a key performance factor for the Company, and although management believes that the Company has better receivables performance than most of its competitors, it continues to place a high priority on this area. Current liabilities decreased $11.8 million due to the reduction in year-end accruals and payables, specifically those related to employee incentive plans, partially offset by an increase in customer deposits.

    The Company has access to several financing sources including a $5 million line of credit and a $30 million revolving credit agreement. As of March 31, 1996, there were no outstanding balances on either.

    The stability of the Company's liquidity is enhanced as the revenue mix continues to shift towards recurring revenue. This provides a stable, growing source of cash for operating, investing and financing needs that should enable the Company to achieve its strategic objectives.

                              ARTHUR ANDERSEN LLP
                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and
Board of Directors of
HBO & Company:

    We have reviewed the accompanying consolidated balance sheet of HBO & Company (a Delaware corporation) and Subsidiaries as of March 31, 1996 and the related consolidated statements of income and cash flows for the three-month period then ended. These financial statements are the responsibility of the Company's management.

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

    We have previously audited, in accordance with generally accepted auditing standards, the balance sheet of HBO & Company as of December 31, 1995 (presented herein), and in our report dated February 6, 1996, we expressed an unqualified opinion on that statement.

                                          Arthur Andersen LLP

Atlanta, Georgia
April 16, 1996

                          PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)        Exhibits:                                                                                    PAGE
                                                                                                   ---------
                  10  Indemnification Agreement, dated as of April 11, 1996, between Bank of
                      America National Trust and Savings Association and HBO & Company of
                      Georgia....................................................................         11

                  11  Statement regarding computation of per share earnings......................         12

                  15  Letter re: unaudited interim financial information.........................         13

                  27  Financial Data Schedule....................................................         14

(b)        Reports on Form 8-K during the quarter ended March 31, 1996, or subsequent to that date but prior to the filing date of this Form 10-Q:

           FORM 8-K DATED FEBRUARY 27, 1996:

                      Reporting under Item 5 that the Company's Board of Directors: i) approved an amendment to  the Certificate of  Incorporation to increase  the number of  shares of authorized
                      Common Stock  from 60  million to  250 million  subject to  stockholder approval;  ii)
                      announced  its intention to declare  a two-for-one stock split in  the form of a stock dividend contingent upon stockholder  approval of the  increase in authorized  shares;
                      and  iii) declared a  quarterly dividend of $.04  per share payable  April 22, 1996 to stockholders of record March 29, 1996.

                                   SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          HBO & COMPANY
                                          (Registrant)

Date: May 2, 1996                              By: /s/JAY P. GILBERTSON
                                               Jay P. Gilbertson
                                                     Senior Vice President-Finance,
                                                     Chief Financial Officer,
                                                     Principal Accounting Officer,
                                                     Treasurer and Assistant Secretary