Form 10-Q
period 1996-06-30
HBO & CO
filed 1996-07-31
CIK 310377

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-Q
(Mark one)

    X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
   ---    SECURITIES EXCHANGE ACT OF 1934
          FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996
                                  OR
         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
   ---    SECURITIES EXCHANGE ACT OF 1934
          FOR THE TRANSITION PERIOD FROM TO

                         COMMISSION FILE NUMBER 0-9900
                             ---------------------

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___.

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

    Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

               CLASS                    SHARES OUTSTANDING AT JULY 16, 1996
- ------------------------------------  ----------------------------------------
    Common Stock, $.05 par value                     80,895,901

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                            Exhibit Index on Page 11

                                 HBO & COMPANY
                        PART 1 -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS -- UNAUDITED
(000 OMITTED)

                                                                                            JUNE 30,    DEC. 31,
                                                                                              1996        1995
                                                                                           ----------  -----------
                                                      ASSETS
Current Assets:
  Cash and Cash Equivalents..............................................................  $   91,068  $    65,263
  Receivables, Net of Allowance For Doubtful Accounts of $7,813 and $8,330...............     182,872      156,210
  Current Deferred Income Taxes..........................................................      16,313       17,794
  Inventories............................................................................       4,683        6,757
  Prepaids and Other Current Assets......................................................       6,130        6,346
                                                                                           ----------  -----------
    Total Current Assets.................................................................     301,066      252,370
Intangibles
  Net of Accumulated Amortization of $21,475 and $13,801.................................     179,791      184,051
Capitalized Software
  Net of Accumulated Amortization of $25,328 and $22,054.................................      38,886       34,098
Property and Equipment
  Net of Accumulated Depreciation of $77,237 and $71,263.................................      31,700       33,609
Deferred Income Taxes....................................................................      15,745       25,098
Other Noncurrent Assets, Net.............................................................       7,762        5,908
                                                                                           ----------  -----------
    Total Assets.........................................................................  $  574,950  $   535,134
                                                                                           ----------  -----------
                                                                                           ----------  -----------

                                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Deferred Revenue.......................................................................  $   66,835  $    71,684
  Other Current Liabilities..............................................................     128,610      133,436
                                                                                           ----------  -----------
    Total Current Liabilities............................................................     195,445      205,120
Long-Term Debt...........................................................................         340          582
Other Long-Term Liabilities..............................................................       7,430       10,702
                                                                                           ----------  -----------
    Total Liabilities....................................................................     203,215      216,404
                                                                                           ----------  -----------
Commitments and Contingencies............................................................      --          --
Stockholders' Equity:
  Preferred Stock, 1,000 Shares Authorized and No Shares Issued..........................      --          --
  Common Stock, $.05 Par Value, 250,000 Shares Authorized and 113,194 and 56,597 Shares
   Issued................................................................................       5,660        2,830
  Additional Paid-in Capital.............................................................     325,206      315,906
  Retained Earnings......................................................................     119,560       80,255
                                                                                           ----------  -----------
                                                                                              450,426      398,991
  Treasury Stock, at Cost (32,306 and 32,956 Shares).....................................     (78,691)     (80,261)
                                                                                           ----------  -----------
    Total Stockholders' Equity...........................................................     371,735      318,730
                                                                                           ----------  -----------
    Total Liabilities and Stockholders' Equity...........................................  $  574,950  $   535,134
                                                                                           ----------  -----------
                                                                                           ----------  -----------

All share amounts have been restated, as appropriate, to reflect the 1996 two-for-one stock split effected in the form of a stock dividend.

          The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

                                 HBO & COMPANY

CONSOLIDATED STATEMENTS OF INCOME -- UNAUDITED
(000 OMITTED EXCEPT FOR PER SHARE DATA)

                                                                   THREE MONTHS ENDED        SIX MONTHS ENDED
                                                                        JUNE 30,                 JUNE 30,
                                                                ------------------------  -----------------------
                                                                   1996         1995         1996        1995
                                                                ----------  ------------  ----------  -----------
Revenue:
  Recurring...................................................  $   63,856  $     43,087  $  127,652  $    80,250
  One-Time Sales..............................................      98,268        66,829     179,550      128,849
                                                                ----------  ------------  ----------  -----------
    Total Revenue.............................................     162,124       109,916     307,202      209,099
Operating Expense:
  Cost of Operations..........................................      72,136        50,088     137,231       98,570
  Marketing...................................................      22,124        15,487      42,584       29,135
  Research and Development....................................      12,689         9,669      24,477       18,689
  General and Administrative..................................      17,175        13,135      33,147       23,083
  Nonrecurring Charge.........................................      --           125,520      --          125,520
                                                                ----------  ------------  ----------  -----------
    Total Operating Expense...................................     124,124       213,899     237,439      294,997
                                                                ----------  ------------  ----------  -----------
Operating Income (Loss).......................................      38,000      (103,983)     69,763      (85,898)
Other (Income) Expense, Net...................................        (534)          543      (1,058)         785
                                                                ----------  ------------  ----------  -----------
Income (Loss) Before Provision (Credit) for Income Taxes......      38,534      (104,526)     70,821      (86,683)
Provision (Credit) for Income Taxes...........................      15,413       (41,810)     28,328      (34,673)
                                                                ----------  ------------  ----------  -----------
    Net Income (Loss).........................................  $   23,121  $    (62,716) $   42,493  $   (52,010)
                                                                ----------  ------------  ----------  -----------
                                                                ----------  ------------  ----------  -----------
Earnings (Loss) Per Share:
  Primary.....................................................  $     0.27  $      (0.86) $     0.51  $     (0.73)
  Fully Diluted...............................................  $     0.27  $      (0.86) $     0.50  $     (0.73)
                                                                ----------  ------------  ----------  -----------
                                                                ----------  ------------  ----------  -----------
Weighted Average Shares Outstanding:
  Primary.....................................................      84,518        72,720      84,122       71,558
  Fully Diluted...............................................      84,683        72,720      84,513       71,558
                                                                ----------  ------------  ----------  -----------
                                                                ----------  ------------  ----------  -----------
Cash Dividends Declared Per Share.............................  $     0.02  $       0.02  $     0.04  $      0.04
                                                                ----------  ------------  ----------  -----------
                                                                ----------  ------------  ----------  -----------

All share and per share amounts have been restated to reflect the 1996 two-for-one stock split effected in the form of a stock dividend.

          The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

                                 HBO & COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS -- UNAUDITED
(000 OMITTED)

                                                                                              FOR THE SIX MONTHS
                                                                                                ENDED JUNE 30,
                                                                                            ----------------------
                                                                                               1996        1995
                                                                                            ----------  ----------
Cash Flows from Operating Activities:
  Net Income (Loss) for the Period........................................................  $   42,493  $  (52,010)
                                                                                            ----------  ----------
  Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by Operating Activities:
    Depreciation and Amortization.........................................................      18,476      12,575
    Nonrecurring Charge...................................................................      --         125,520
    Provision (Credit) for Noncurrent Deferred Income Taxes...............................       9,353      (7,979)
    Changes in Assets and Liabilities, Net of Acquisitions:
      Receivables.........................................................................     (26,559)     (1,723)
      Current Deferred Income Taxes.......................................................       1,481      (3,997)
      Inventories.........................................................................       2,074      (1,792)
      Prepaids and Other Current Assets...................................................         177      (1,536)
      Noncurrent Deferred Income Tax......................................................      --         (33,096)
      Other Noncurrent Assets.............................................................      (1,596)       (774)
      Deferred Revenue....................................................................      (4,849)      3,304
      Other Current Liabilities...........................................................      (2,363)    (22,523)
    Other, Net............................................................................          37         262
                                                                                            ----------  ----------
        Total Adjustments.................................................................      (3,769)     68,241
                                                                                            ----------  ----------
        Net Cash Provided by Operating Activities.........................................      38,724      16,231
                                                                                            ----------  ----------
Cash Flows from Investing Activities:
  Sale of Business........................................................................         830      --
  Sale of Property and Equipment..........................................................         634         159
  Capital Expenditures....................................................................      (6,279)     (4,271)
  Capitalized Software....................................................................      (8,142)     (5,975)
  Purchases of Businesses, Net of Cash Acquired...........................................      (4,000)     (2,121)
                                                                                            ----------  ----------
        Net Cash Used in Investing Activities.............................................     (16,957)    (12,208)
                                                                                            ----------  ----------
        Net Cash Provided Before Financing Activities.....................................      21,767       4,023
                                                                                            ----------  ----------
Cash Flows from Financing Activities:
  Proceeds from Long-Term Debt............................................................      --          40,500
  Proceeds from Issuance of Common Stock..................................................       7,716       4,794
  Repayment of Long-Term Debt.............................................................        (459)    (40,980)
  Payment of Dividends....................................................................      (3,219)     (2,553)
  Repayment of Short-Term Debt............................................................      --          (5,000)
                                                                                            ----------  ----------
        Net Cash Provided by (Used in) Financing Activities...............................       4,038      (3,239)
                                                                                            ----------  ----------
Increase in Cash and Cash Equivalents.....................................................      25,805         784
Cash and Cash Equivalents at Beginning of Period..........................................      65,263      14,951
                                                                                            ----------  ----------
        Cash and Cash Equivalents at End of Period........................................  $   91,068  $   15,735
                                                                                            ----------  ----------
                                                                                            ----------  ----------
Cash Paid During the Period For:
  Interest................................................................................  $      371  $    1,651
  Income Taxes............................................................................  $   10,925  $   10,274

          The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

                                 HBO & COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    1. The consolidated financial statements include all adjustments that, in the opinion of management, are necessary for a fair presentation of the results for the periods indicated. All such adjustments are of a normal recurring nature. Quarterly results of operations are not necessarily indicative of annual results. Certain previously reported amounts have been reclassified to conform to the current presentation. These statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's 1995 Annual Report to Stockholders.

    2. All share and per share amounts have been restated to reflect a two-for-one stock split effected in the form of a stock dividend that was paid on June 10, 1996 to all stockholders of record on May 27, 1996. In addition, share amounts have been restated as necessary to reflect an increase in the number of shares of authorized common stock from 60 million to 250 million, effective May 15, 1996.

    3. During the first quarter of 1996, the Company increased the amount available under its existing long-term revolving credit agreement from $25 million to $30 million. As of June 30, 1996, there was no outstanding balance. Interest is payable at the Company's option of prime or LIBOR plus a margin determined by certain of the Company's financial ratios (6.0625% as of June 30, 1996). A variable commitment fee on the revolving credit agreement is payable quarterly on the unused portion of the commitment (.685% for the second quarter of 1996). The agreement, which expires June 30, 1997, contains certain net worth, income, cash flow and financial ratio covenants. The Company is in compliance with these covenants at June 30, 1996.

    During the first quarter of 1996, the Company canceled one of its two $5 million unsecured lines of credit.

    The Company has extended until June 30, 1997, its agreement with a financial institution whereby the Company can sell on an ongoing basis, with partial recourse, an undivided interest in a pool of customer receivables. As of June 30, 1996, the amount available to be sold was $30 million and the amount sold was $20 million. Interest is payable at the Company's option of prime or LIBOR plus a margin determined by certain of the Company's financial ratios (6.0625% as of June 30, 1996). The Company, as agent for the purchaser, retains collection and administrative responsibilities for the receivables sold.

    4. On May 18, 1996, the Company signed a definitive agreement to acquire CyCare Systems, Inc. (CyCare) in exchange for .86 of a share of HBOC Common Stock for each share outstanding of CyCare Common Stock, subject to possible adjustment as provided in such agreement. The transaction, which is subject to certain conditions including CyCare shareholder approval, will be accounted for as a pooling of interests and is expected to close in the third quarter of 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    UNLESS STATED OTHERWISE, ALL INCOME, EXPENSE AND PER SHARE AMOUNTS FOR THE QUARTER AND SIX MONTHS ENDED JUNE 30, 1995, EXCLUDE THE $126 MILLION NONRECURRING CHARGE RELATED TO THE JUNE 1995 ACQUISITION OF FIRST DATA HEALTH SYSTEMS CORPORATION (NOW KNOWN AS THE CHARLOTTE PRODUCT GROUP OR CPG) AND INCLUDE THE DILUTIVE EFFECT OF STOCK OPTIONS.

RESULTS OF OPERATIONS

QUARTER AND SIX MONTHS ENDED JUNE 30, 1996, COMPARED TO QUARTER AND SIX MONTHS ENDED JUNE 30, 1995:

    For the quarter and six months ended June 30, 1996, HBO & Company posted earnings per share of $.27 and $.50, respectively, a 59% increase over earnings per share of $.17 for the second quarter of

                                 HBO & COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
1995, and a 61% increase over earnings per share of $.31 for the first six months of 1995. Including the nonrecurring charge, earnings per share for the quarter and six months ended June 30, 1995, were ($.86) and ($.73), respectively.

    Revenue for the second quarter of 1996 increased 47% to $162.1 million from $109.9 million in 1995, and revenue for the six months ended June 30, 1996, increased 47% to $307.2 from $209.1 million for the same period in 1995. Operating expense increased only 40% for both the quarter and six months ended June 30, 1996, compared to the same periods in 1995. These changes in revenue and expense combined to boost net income for the quarter and six months ended June 30, 1996, by 84% to $23.1 million and 82% to $42.5 million, respectively.

    The Company's revenue growth was fueled primarily by the healthcare industry's growing interest in enterprisewide solutions and the Company's ability to provide products and services that fit this profile. In addition, the June 1995 acquisition of CPG contributed to the growth in maintenance and remote processing revenue. The Company also continues to make progress in the area of employee productivity, with revenue per average employee at June 30, 1996, of $177,000, up from $152,000 at June 30, 1995.

    Software license fee revenue grew 54% to $43.6 million for the second quarter of 1996 and 47% to $77.8 million for the six months ended June 30, 1996, compared to the same periods in 1995. These increases were primarily due to the continuing strong demand for the Pathways 2000 line of enterprisewide solutions and strong sales of the Company's STAR 2000 health information system products.

    Hardware revenue increased 64% to $28.3 million for the second quarter and increased 49% to $49.3 million for the six months ended June 30, 1996, compared to the same periods in 1995. These increases were mainly due to hardware related to the strong sales of CPUs and wireless units, and a continuing effort to increase sales of add-on hardware to existing customers through a newly expanded telemarketing group. The Company has successfully maintained stable hardware margins and continues to design products to run on a variety of platforms.

    Implementation and other services revenue for the quarter and six months ended June 30, 1996, increased 23%, to $26.3 million from $21.4 million, and 22%, to $52.4 million from $42.8 million, compared to the same periods in 1995. These increases were primarily due to greater system sales and the addition of CPG. The Company continues to invest in programs designed to streamline the implementation process and encourage customer ownership of each step of that process. As a result, the productivity of the Company's implementation personnel continues to improve.

    Maintenance and support revenue increased 32% to $40.3 million for the second quarter of 1996 and 43% to $81.2 million for the six months ended June 30, 1996, compared to the same periods in 1995. These increases were primarily due to internal growth and expansion of the customer base from acquisitions. HBOC currently has approximately 2,800 customers. To manage this growth, the Company implemented a central support system in the second quarter of 1996, which will service all product lines and business units. This system, Support Automation in a Global Environment (SAGE), will improve the efficiency and quality of support by, among other things, standardizing service definitions, call priority and call escalation procedures and by providing a growing knowledge database of issues and their resolutions.

    The June 1995 acquisition of CPG added remote processing as a new form of revenue for the Company. The Company recognized remote processing revenue of $11.1 million for the second quarter of 1996 and $22.3 million for the first six months of 1996, compared to $2.0 million, post-acquisition, for both the quarter and six months ended June 30, 1995.

                                 HBO & COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

    Recurring revenue increased to $63.9 million in the second quarter of 1996 from $43.1 million in the second quarter of 1995, and increased to $127.7 million for the first six months of 1996 from $80.3 million for the same period in 1995. Recurring revenue as a percent of total revenue remained stable at 39% in the second quarter of 1996 compared to the same period in 1995, but increased to 42% for the six months ended June 30, 1996, from 38% for the same period in 1995. This strong base of recurring revenue provides a stable source of cash flows to fund further expansion.

    Cost of operations as a percent of revenue decreased to 44% in the second quarter of 1996 from 46% in the second quarter of 1995, and to 45% for the first six months of 1996 from 47% for the same period in 1995. Both decreases were primarily a result of productivity enhancements. In conjunction with decreases in cost of operations, the gross margin for the second quarter improved to 56% compared to 54% in 1995, and for the six months ended June 30, 1996, it grew to 55% compared to 53% for the same period in 1995. Cost of operations expense increased in both periods compared to 1995 primarily due to increased hardware costs associated with the growth in hardware sales and increased personnel expense due to the overall growth of the Company. Increases in cost of operations expense attributable to acquisitions include costs associated with the remote processing data center, software and hardware maintenance expense and amortization of intangibles.

    Marketing expense as a percent of revenue remained constant at 14% for both the quarter and six months ended June 30, 1996, compared to the same periods in 1995. Marketing expense increased for both periods primarily due to higher personnel and commission expenses directly related to the growth in revenue of the Company.

    Research and development (R&D) expense as a percent of revenue decreased to 8% from 9% for both the quarter and six months ended June 30, 1996, compared to the same periods in 1995, while the R&D capitalization rate increased from 24% to 25% for the same periods as a result of continued new product development. The increase in actual R&D expense is mainly due to R&D related to 1995 acquisitions and additional personnel for new product development.

    General and administrative (G&A) expense as a percent of revenue decreased to 11% in the second quarter of 1996 from 12% in the second quarter of 1995, but remained stable at 11% for the six months ended June 30, 1996 and 1995. Actual G&A expense increased primarily due to increased facilities costs and increased personnel expense due to acquisitions.

    For all periods presented, operating expense grew at a slower rate than revenue due to successful cost-control programs and productivity enhancements. Total operating income increased 76%, and operating income as a percent of revenue increased to 23% for both the quarter and six months ended June 30, 1996, compared to the same periods in 1995. These increases demonstrate a significant growth in volume and increased efficiency in operations.

    The tax rate remained constant at 40% for all periods presented.

LIQUIDITY AND CAPITAL RESOURCES

JUNE 30, 1996, COMPARED TO DECEMBER 31, 1995:

    The Company continues to improve the quality of its balance sheet. At June 30, 1996, with $91.1 million in cash, no bank debt and an improving current ratio, the Company remains well positioned for continued growth.

    During the first six months of 1996, the Company generated $38.7 million in cash flow from operations. The Company used $17.0 million in investing activities, primarily consisting of $8.1 million for software development capitalization, $6.3 million for capital expenditures and $4.0 million for a contractual payment associated with the 1995 purchase of Pegasus Medical Ltd. An additional

                                 HBO & COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
$4.0 million was generated from financing activities, mainly the issuance of stock, which was partially offset by the payment of dividends. As a result, the Company's cash balance increased by 40% to $91.1 million at June 30, 1996, from $65.3 million at December 31, 1995.

    The Company's current ratio increased to 1.54:1 at June 30, 1996 from 1.23:1 at December 31, 1995. Current assets increased $48.7 million, mainly reflecting increases in receivables and cash. The Company's management places a high priority on the area of receivables and the Company continues to maintain a low delinquency rate. Current liabilities decreased $9.7 million due to the reduction in year-end accruals and payables, specifically those related to employee incentive plans, partially offset by an increase in customer deposits.

    The Company has access to several financing sources, including a $5 million line of credit and a $30 million revolving credit agreement. As of June 30, 1996, there were no outstanding balances on either.

    The Company is well positioned to generate strong cash flows from operations through continued focus on receivables and increases in productivity. The stability of the Company's liquidity is further enhanced as recurring revenue remains strong at 42% of total revenue on a year-to-date basis. These factors provide stable sources of cash for operating, investing and financing needs that should enable the Company to achieve its strategic objectives.

                              ARTHUR ANDERSEN LLP
                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and
Board of Directors of
HBO & Company:

    We have reviewed the accompanying consolidated balance sheet of HBO & Company (a Delaware corporation) and Subsidiaries as of June 30, 1996 and the related consolidated statements of income for the three and six month periods and cash flows for the six month period then ended. These financial statements are the responsibility of the Company's management.

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

                                             Arthur Andersen LLP

Atlanta, Georgia
July 16, 1996

                                 HBO & COMPANY
                          PART II -- OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    NOTE: SHARE AMOUNTS HAVE NOT BEEN RESTATED TO REFLECT THE STOCK SPLIT EFFECTED IN THE FORM OF A STOCK DIVIDEND, PAID JUNE 10, 1996, TO ALL STOCKHOLDERS OF RECORD ON MAY 27, 1996. SHARE AMOUNTS ARE AS THEY APPEAR IN THE OFFICIAL MINUTES OF THE 1996 ANNUAL MEETING OF STOCKHOLDERS.

    The Company held its Annual Meeting of Stockholders on May 14, 1996. Of the 40,356,174 shares of common stock outstanding and entitled to vote at this meeting, 34,178,652 shares were represented in person or by proxy at the meeting. There were no broker non-votes. The following matters were voted upon.

    1. The election of the Board of Directors consisting of nine members to hold office until the next Annual Meeting of Stockholders or until their successors are elected and qualified. The result of the vote for each individual director was:

                                                                          FOR       WITHHELD
                                                                     -------------  ---------
Alfred C. Eckert III...............................................     34,137,957     40,695
Holcombe T. Green, Jr..............................................     34,129,951     48,701
Philip A. Incarnati................................................     33,707,366    471,286
Alton F. Irby III..................................................     34,136,757     41,895
Gerald E. Mayo.....................................................     34,138,782     39,870
Charles W. McCall..................................................     34,124,693     53,959
James V. Napier....................................................     34,101,686     76,966
Charles E. Thoele..................................................     34,139,416     39,236
Donald C. Wegmiller................................................     34,138,522     40,130

    Accordingly, all nine nominees were duly elected Directors of the Company.

    2. The approval of an Amendment to the Certificate of Incorporation to increase the number of authorized shares of common stock, par value $.05 per share, from 60,000,000 to 250,000,000. The result of the vote was 26,393,507 shares in favor, 7,489,831 shares opposed and 106,379 shares abstained. Accordingly, the amendment was adopted.

    3. The approval of an Amendment to the HBO & Company 1993 Stock Option Plan for Nonemployee Directors to provide an initial grant of options to purchase 12,500 shares of common stock to newly elected Directors. The result of the vote was 30,821,059 shares in favor, 2,008,675 shares opposed and 129,538 shares abstained. Accordingly, the amendment was adopted.

    4. The approval of an Amendment to the HBO & Company 1990 Executive Incentive Plan to increase the number of shares available for awards thereunder by an additional 1,500,000 shares of common stock. The result of the vote was 22,076,366 shares in favor, 10,927,106 shares opposed and 138,374 shares abstained. Accordingly, the amendment was adopted.

    5. The ratifications of the appointment of Arthur Andersen LLP as independent public accountants. The result of the vote was 33,804,589 shares in favor, 273,567 shares opposed and 100,496 shares abstained. Accordingly, the appointment of Arthur Andersen LLP was ratified.

                                 HBO & COMPANY

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

    (a) Exhibits:

                                                                                                          PAGE
                                                                                                          -----
           2     Agreement of Merger dated May 18, 1996, by and among HBO & Company, HBO & Company of
                  Georgia, and CyCare Systems, Inc. [Incorporated by reference from Exhibit 2 to the
                  registrant's Registration Statement on Form S-4 (File No. 333-5663)]...............         n/a
          11     Statement regarding computation of per share earnings...............................          13
          15     Letter re: unaudited interim financial information..................................          14
          27     Financial Data Schedule.............................................................          15

    (b) Reports on Form 8-K during the quarter ended June 30, 1996, or subsequent to that date but prior to the filing date of this Form 10-Q:

    FORM 8-K DATED MAY 21, 1996:

       Reporting under Item 5 that: i) on May 14, 1996, the stockholders approved an amendment to the Company's Certificate of Incorporation to increase the number of shares of authorized common stock from 60 million to 250 million; ii) on May 14, 1996, the Board of Directors of the Company declared a two-for-one stock split to be effected in the form of a stock dividend, payable June 10, 1996, to all stockholders of record as of May 27, 1996; and iii) on May 20, 1996, the Company announced that it had signed a definitive agreement to acquire CyCare Systems, Inc.

    FORM 8-K(A)3 DATED JUNE 5, 1996:

       Reporting under Item 7 that the Form 8-K of HBO & Company dated June 23, 1995, as amended by Form 8-K(A) dated July 31, 1995, as further amended by Form 8-K(A)2 dated August 8, 1995, was thereby further amended to include the addition of the following Pro Forma Financial Information for the year ended December 31, 1995:

           HBO & Company Pro Forma Combined Income Statement (Unaudited)

           HBO & Company Notes to Pro Forma Combined Income Statement

                                 HBO & COMPANY

                                   SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          HBO & COMPANY
                                          (Registrant)

                                          By:        /S/ JAY P. GILBERTSON

                                          --------------------------------------
                                                    Jay P. Gilbertson
                                            SENIOR VICE PRESIDENT -- FINANCE,
                                                          CHIEF
                                               FINANCIAL OFFICER, PRINCIPAL
                                                        ACCOUNTING
                                             OFFICER, TREASURER AND ASSISTANT
                                                        SECRETARY

Date: July 31, 1996

                                                                      EXHIBIT 11

                                 HBO & COMPANY
               COMPUTATION OF EARNINGS PER SHARE OF COMMON STOCK
           FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                    (000 OMITTED EXCEPT FOR PER SHARE DATA)

                                                                     FOR THE THREE MONTHS    FOR THE SIX MONTHS
                                                                        ENDED JUNE 30,         ENDED JUNE 30,
                                                                     ---------------------  ---------------------
                                                                       1996        1995       1996        1995
                                                                     ---------  ----------  ---------  ----------
Weighted average number of common shares outstanding...............     80,826      72,720     80,656      71,558
Add -- Shares of common stock assumed issued upon exercise of stock options using the "treasury stock" method as it applies to
       the computation of primary earnings per share*..............      3,692      --          3,466      --
                                                                     ---------  ----------  ---------  ----------
Number of common and common equivalent shares outstanding..........     84,518      72,720     84,122      71,558
Add -- Additional shares of common stock assumed issued upon exercise of stock options using the "treasury stock" method as it applies to the computation of fully diluted earnings
       per share*..................................................        165      --            391      --
                                                                     ---------  ----------  ---------  ----------
Number of common and common equivalent shares outstanding assuming
 full dilution.....................................................     84,683      72,720     84,513      71,558
                                                                     ---------  ----------  ---------  ----------
                                                                     ---------  ----------  ---------  ----------
Net earnings (loss) for primary and fully diluted earnings per share.............................................................  $  23,121  $  (62,716) $  42,493  $  (52,010)
                                                                     ---------  ----------  ---------  ----------
                                                                     ---------  ----------  ---------  ----------
Earnings (loss) per share:
  Primary..........................................................  $    0.27  $    (0.86) $    0.51  $    (0.73)
                                                                     ---------  ----------  ---------  ----------
                                                                     ---------  ----------  ---------  ----------
  Fully Diluted....................................................  $    0.27  $    (0.86) $    0.50  $    (0.73)
                                                                     ---------  ----------  ---------  ----------
                                                                     ---------  ----------  ---------  ----------

- ------------------------
*Common Equivalent Shares are not presented for 1995 because the effect is anti-dilutive.

All share and per share amounts have been restated to reflect the 1996 two-for-one stock split effected in the form of a stock dividend.

                                                                      EXHIBIT 15

                              ARTHUR ANDERSEN LLP

To HBO & Company:

    We are aware that HBO & Company has incorporated by reference in its previously filed registration statements on Form S-8 its Form 10-Q for the quarter ended June 30, 1996, which includes our report dated July 16, 1996 covering the unaudited interim consolidated financial information contained therein. Pursuant to Regulation C of the Securities Act of 1933 (the "Act"), that report is not considered a part of the registration statement prepared or certified by our firm or a report prepared or certified by our firm within the meaning of Sections 7 and 11 of the Act.

                                             Arthur Andersen LLP

Atlanta, Georgia
July 16, 1996