Form 10-Q
period 1996-09-30
HBO & CO
filed 1996-11-12
CIK 310377

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

(Mark one)

_X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

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

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

               CLASS                   SHARES OUTSTANDING AT OCTOBER 31, 1996
------------------------------------  ----------------------------------------
Common Stock, $.05 par value                         86,722,195

                            Exhibit Index on Page 10

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 HBO & COMPANY

                         PART 1--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

CONSOLIDATED BALANCE SHEETS--UNAUDITED
(000 Omitted)

                                                                                      SEPTEMBER 30,  DECEMBER 31,
                                                                                          1996           1995
                                                                                      -------------  ------------
                                                     ASSETS
CURRENT ASSETS:
  Cash and Cash Equivalents.........................................................   $   121,321    $   81,919
  Receivables, Net of Allowance For Doubtful Accounts of $8,530 and $9,238..........       216,885       168,377
  Current Deferred Income Taxes.....................................................        17,939        17,836
  Inventories.......................................................................         6,642         7,782
  Prepaids and Other Current Assets.................................................         9,026         9,706
                                                                                      -------------  ------------
    TOTAL CURRENT ASSETS............................................................       371,813       285,620
                                                                                      -------------  ------------
INTANGIBLES
  Net of Accumulated Amortization of $27,680 and $16,243............................       176,556       185,744
CAPITALIZED SOFTWARE
  Net of Accumulated Amortization of $24,574 and $32,387............................        48,101        45,032
PROPERTY AND EQUIPMENT
  Net of Accumulated Depreciation of $105,792 and $94,804...........................        42,933        44,588
DEFERRED INCOME TAXES...............................................................        27,793        22,773
OTHER NONCURRENT ASSETS, NET........................................................        10,143         6,129
                                                                                      -------------  ------------
TOTAL ASSETS........................................................................   $   677,339    $  589,886
                                                                                      -------------  ------------
                                                                                      -------------  ------------

                                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Deferred Revenue..................................................................   $    56,606    $   73,808
  Other Current Liabilities.........................................................       170,008       144,853
                                                                                      -------------  ------------
    TOTAL CURRENT LIABILITIES.......................................................       226,614       218,661
                                                                                      -------------  ------------
LONG-TERM DEBT......................................................................           213         3,642
OTHER LONG-TERM LIABILITIES.........................................................         9,956        10,718
                                                                                      -------------  ------------
    TOTAL LIABILITIES...............................................................       236,783       233,021
                                                                                      -------------  ------------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Preferred Stock, 1,000 Shares Authorized and No Shares Issued.....................       --             --
  Common Stock, $.05 Par Value, 250,000 Shares Authorized and 118,455 and 119,332
    Shares Issued...................................................................         5,923         3,137
  Additional Paid-in Capital........................................................       347,522       346,986
  Retained Earnings.................................................................       164,613        96,525
                                                                                      -------------  ------------
                                                                                           518,058       446,648
  Treasury Stock, at Cost (31,789 and 33,819 Shares)................................       (77,502)      (89,783)
                                                                                      -------------  ------------
    TOTAL STOCKHOLDERS' EQUITY......................................................       440,556       356,865
                                                                                      -------------  ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..........................................   $   677,339    $  589,886
                                                                                      -------------  ------------
                                                                                      -------------  ------------

  The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

                                 HBO & COMPANY

CONSOLIDATED STATEMENTS OF INCOME--UNAUDITED
(000 Omitted Except for Per Share Data)

                                                                     THREE MONTHS ENDED      NINE MONTHS ENDED
                                                                       SEPTEMBER 30,           SEPTEMBER 30,
                                                                   ----------------------  ----------------------
                                                                      1996        1995        1996        1995
                                                                   ----------  ----------  ----------  ----------
REVENUE:
  Recurring......................................................  $   75,618  $   74,870  $  228,816  $  180,239
  One-Time Sales.................................................     120,516      82,882     316,170     224,137
                                                                   ----------  ----------  ----------  ----------
    Total Revenue................................................     196,134     157,752     544,986     404,376
OPERATING EXPENSE:
  Cost of Operations.............................................      87,827      75,895     245,270     193,480
  Marketing......................................................      27,875      22,162      78,218      57,987
  Research and Development.......................................      14,932      12,458      42,444      33,239
  General and Administrative.....................................      19,337      17,893      58,333      46,214
  Nonrecurring Charge............................................      26,214      10,961      26,214     136,481
                                                                   ----------  ----------  ----------  ----------
    Total Operating Expense......................................     176,185     139,369     450,479     467,401
                                                                   ----------  ----------  ----------  ----------
OPERATING INCOME (LOSS)..........................................      19,949      18,383      94,507     (63,025)
Other (Income) Expense, Net......................................        (716)         11      (2,238)        265
                                                                   ----------  ----------  ----------  ----------
Income (Loss) Before Provision (Credit) for Income
  Taxes..........................................................      20,665      18,372      96,745     (63,290)
Provision (Credit) for Income Taxes..............................       8,267       6,896      38,154     (26,416)
                                                                   ----------  ----------  ----------  ----------
NET INCOME (LOSS)................................................  $   12,398  $   11,476  $   58,591  $  (36,874)
                                                                   ----------  ----------  ----------  ----------
                                                                   ----------  ----------  ----------  ----------
EARNINGS (LOSS) PER SHARE:
  Primary........................................................  $      .14  $      .13  $      .66  $     (.46)
                                                                   ----------  ----------  ----------  ----------
                                                                   ----------  ----------  ----------  ----------
  Fully Diluted..................................................  $      .14  $      .13  $      .65  $     (.46)
                                                                   ----------  ----------  ----------  ----------
                                                                   ----------  ----------  ----------  ----------
WEIGHTED AVERAGE SHARES OUTSTANDING:
  Primary........................................................      89,736      88,400      89,312      79,399
  Fully Diluted..................................................      89,865      88,587      89,608      79,399

CASH DIVIDENDS DECLARED PER SHARE................................  $      .02  $      .02  $      .06  $      .06
                                                                   ----------  ----------  ----------  ----------
                                                                   ----------  ----------  ----------  ----------

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

                                 HBO & COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS--UNAUDITED
(000 Omitted)

                                                                                              FOR THE NINE MONTHS
                                                                                              ENDED SEPTEMBER 30,
                                                                                              --------------------
                                                                                                1996       1995
                                                                                              ---------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (Loss) for the Period..........................................................  $  58,591  $ (36,874)
  Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by Operating Activities:
    Depreciation and Amortization...........................................................     31,763     25,990
    Nonrecurring Charge.....................................................................     26,214    136,481
    Provision (Credit) for Noncurrent Deferred Income Taxes.................................     11,085     (1,358)
    Changes in Assets and Liabilities, Net of Acquisitions:
      Receivables...........................................................................    (48,418)   (16,071)
      Current Deferred Income Taxes.........................................................        714     (4,830)
      Inventories...........................................................................      1,140     (1,441)
      Prepaids and Other Current Assets.....................................................      1,148     (1,344)
      Noncurrent Deferred Income Tax........................................................        564    (35,377)
      Other Noncurrent Assets...............................................................     (1,960)      (247)
      Deferred Revenue......................................................................    (17,202)    (7,739)
      Other Current Liabilities.............................................................      8,379    (13,247)
    Other, Net..............................................................................        523        (37)
                                                                                              ---------  ---------
        Total Adjustments...................................................................     13,950     80,780
                                                                                              ---------  ---------
        Net Cash Provided by Operating Activities...........................................     72,541     43,906
                                                                                              ---------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Sale of Property and Equipment............................................................        739        258
  Capital Expenditures......................................................................    (12,388)    (8,496)
  Capitalized Software......................................................................    (16,179)   (14,051)
  Purchases of Businesses, Net of Cash Acquired.............................................     (4,078)   (12,594)
  Other.....................................................................................      1,260     --
                                                                                              ---------  ---------
        Net Cash Used in Investing Activities...............................................    (30,646)   (34,883)
                                                                                              ---------  ---------
        NET CASH PROVIDED BEFORE FINANCING ACTIVITIES.......................................     41,895      9,023
                                                                                              ---------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from Long-Term Debt..............................................................     --         60,500
  Proceeds from Short-Term Debt.............................................................     --          5,000
  Proceeds from Issuance of Common Stock....................................................     10,629      8,975
  Repayment of Capital Leases...............................................................       (527)      (405)
  Purchase of Treasury Stock................................................................     (1,026)      (148)
  Repayment of Long-Term Debt...............................................................     (4,527)   (62,035)
  Payment of Dividends......................................................................     (7,042)    (6,259)
  Repayment of Notes Payable................................................................     --        (10,000)
                                                                                              ---------  ---------
        Net Cash Used in Financing Activities...............................................     (2,493)    (4,372)
                                                                                              ---------  ---------
INCREASE IN CASH AND CASH EQUIVALENTS.......................................................     39,402      4,651
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD............................................     81,919     31,462
                                                                                              ---------  ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..................................................  $ 121,321  $  36,113
                                                                                              ---------  ---------
                                                                                              ---------  ---------
CASH PAID DURING THE PERIOD FOR:
  Interest..................................................................................  $     779  $   2,986
  Income Taxes..............................................................................  $  21,651  $  13,961

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

    2. All share and per share amounts have been restated to reflect a two-for-one stock split effected in the form of a stock dividend that was paid on June 10, 1996, to all stockholders of record on May 27, 1996. In addition, share amounts have been restated as necessary to reflect an increase in the number of shares of authorized common stock from 60 million to 250 million, effective May 15, 1996.

    3. During the first quarter of 1996, the Company increased the amount available under its existing long-term revolving credit agreement from $25 million to $30 million. As of September 30, 1996, there was no outstanding balance. Interest is payable at the Company's option of prime or LIBOR plus a margin determined by certain of the Company's financial ratios (6.0625% as of September 30, 1996). A variable commitment fee on the revolving credit agreement is payable quarterly on the unused portion of the commitment (.1875% for the third quarter of 1996). The agreement, which expires June 30, 1997, contains certain net worth, income, cash flow and financial ratio covenants. The Company is in compliance with these covenants at September 30, 1996.

    During the first quarter of 1996, the Company canceled one of its two $5 million unsecured lines of credit.

    The Company has extended until June 30, 1997, its agreement with a financial institution whereby the Company can sell on an ongoing basis, with partial recourse, an undivided interest in a pool of customer receivables. As of September 30, 1996, the amount available to be sold was $30 million and the amount sold was $15 million. Interest is payable at the Company's option of prime or LIBOR plus a margin determined by certain of the Company's financial ratios (6.0625% as of September 30, 1996). The Company, as agent for the purchaser, retains collection and administrative responsibilities for the receivables sold.

    4. On August 21, 1996, the Company completed the acquisition of CyCare Systems, Inc. (CyCare), a provider of physician practice management software systems and electronic data interchange services for medical group practices, faculty practice plans and medical enterprises. CyCare stockholders received
0.86 of a share, of HBOC Common Stock for each share of outstanding CyCare Common Stock, or an aggregate of approximately 4.4 million shares. Because the acquisition was accounted for as a pooling of interests, all prior period amounts have been restated.

    5. On September 19, 1996, the Company completed the acquisition of Management Software, Inc. (MSI), a privately held provider of software solutions for the homecare industry. MSI stockholders received approximately 895,000 shares of HBOC Common Stock in the transaction. Because the acquisition was accounted for as a pooling of interests, all prior period amounts have been restated.

    6. On September 23, 1996, the Company signed a definitive agreement (the "Merger Agreement") to acquire GMIS Inc. (GMIS), a developer of data quality and decision support software for the payer marketplace. Pursuant to the Merger Agreement GMIS stockholders will receive 0.42 of a share of HBOC Common Stock for each share of GMIS Common Stock, subject to possible adjustment as provided in such agreement. The transaction, which is subject to certain conditions including GMIS stockholder approval, will be accounted for as a pooling of interests and is currently expected to close before the end of 1996.

    7. During the third quarter of 1996, the Company recorded a $26.2 million nonrecurring charge relating to the acquisitions of CyCare and MSI. The charge consisted of transaction costs of $6.7 million, a write-off of capitalized research and development costs for discontinued products of $6.3 million, severance and employee-related costs of $3.7 million and other product-related costs of $9.5 million.

                                 HBO & COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    IN THE THIRD QUARTER OF 1996, HBOC COMPLETED THE ACQUISITIONS OF CYCARE AND MSI IN POOLING TRANSACTIONS. ALL PRIOR PERIOD INFORMATION HAS BEEN RESTATED FOR THESE TRANSACTIONS.

    UNLESS STATED OTHERWISE, ALL EXPENSE, INCOME AND PER SHARE AMOUNTS EXCLUDE THE FOLLOWING NONRECURRING CHARGES AND INCLUDE THE DILUTIVE EFFECT OF STOCK OPTIONS WHERE APPROPRIATE: I) $26.2 MILLION RELATED TO THE ACQUISITIONS OF CYCARE AND MSI IN THE THIRD QUARTER OF 1996; II) $11.0 MILLION RELATED TO THE SEPTEMBER 1995 ACQUISITION OF CLINICOM INCORPORATED; AND III) $125.5 MILLION RELATED TO THE JUNE 1995 ACQUISITION OF FIRST DATA HEALTH SYSTEMS CORPORATION (NOW KNOWN AS THE CHARLOTTE PRODUCT GROUP OR CPG).

    INCLUDING THE NONRECURRING CHARGES AND EXCLUDING THE DILUTIVE EFFECT OF STOCK OPTIONS WHERE APPROPRIATE, EARNINGS PER SHARE FOR THE QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 1996, WERE $.14 AND $.65, RESPECTIVELY, COMPARED TO $.13 AND ($.46) FOR THE QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 1995.

RESULTS OF OPERATIONS

    QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 1996, COMPARED TO QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 1995:

SUMMARY

    For the quarter and nine months ended September 30, 1996, HBO & Company posted earnings per share of $.31 and $.83, respectively, a 55% increase over earnings per share of $.20 for the third quarter of 1995, and a 54% increase over earnings per share of $.54 for the first nine months of 1995.

    Total HBOC revenue for the third quarter of 1996 increased 24% to $196.1 million from $157.8 million in the third quarter of 1995, and 35% to $545.0 million from $404.4 million, for the nine months ended September 30, 1996, compared to the same period in 1995, primarily due to strong software license fee, hardware and service revenue.

    Operating expense increased only 17% for the third quarter and 28% for the nine months ended September 30, 1996, compared to the same periods in 1995. The Company continues to make progress in the area of employee productivity, with revenue per average employee at September 30, 1996, of $174,000, up from $150,000 at September 30, 1995.

    These changes in revenue and expense combined to boost net income for the quarter and nine months ended September 30, 1996, by 56% to $28.1 million and 65% to $74.3 million, respectively.

REVENUE

    Software license fee revenue grew 81% to $59.3 million for the third quarter of 1996 and 58% to $143.0 million for the nine months ended September 30, 1996, compared to the same periods in 1995. These increases were primarily due to the continuing strong demand for the Pathways 2000 line of enterprisewide solutions and strong sales of the Company's STAR 2000 hospital information system products. In addition, third-quarter CyCare (now known as the CyCare Business Group or CBG) revenue increased more than 200% due to increased sales of Pathways Practice Management.

    Hardware revenue increased 20% to $31.5 million for the third quarter and 35% to $87.6 million for the nine months ended September 30, 1996, compared to the same periods in 1995. These increases were primarily from hardware related to the strong sales of CPUs in conjunction with increases in software sales and a continuing effort to increase sales of add-on hardware to existing customers through an expanded telemarketing group.

    Implementation and other services revenue for the quarter and nine months ended September 30, 1996, increased 25% to $29.7 million from $23.8 million, and 24% to $85.5 million from $69.1 million,

                                 HBO & COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (CONTINUED) compared to the same periods in 1995. These increases were primarily due to numerous implementations resulting from the last several quarters of strong system sales and the addition of CPG for the nine-month period. The Company continues to invest in programs designed to streamline the implementation process and encourage customer ownership of each step of that process. As a result, the productivity of the Company's implementation personnel continues to improve.

    Maintenance and support revenue increased 2% to $44.8 million for the third quarter of 1996 and 24% to $134.6 million for the nine months ended September 30, 1996, compared to the same periods in 1995. The growth rate for the third quarter of 1996 was lower than historical rates, primarily due to strategic decisions to divest certain low-margin support services, closure of CPG Australia operations and a third-party agreement for an imaging product. Excluding the effect of these items, maintenance and support revenue increased 8% for the third quarter. The increase for the nine months was primarily due to growth in other product lines and expansion of the customer base from acquisitions. To manage this growth, the Company introduced a central support system in the second quarter of 1996 and is in the process of implementing it for the entire employee and customer base.

    Remote processing revenue decreased 13% from $12.1 million to $10.5 million for the third quarter of 1996 compared to the third quarter of 1995. This was mainly due to the planned conversion of CPG customers from remote processing to HBOC's in-house systems. For the nine months ended September 30, 1996, remote processing revenue increased 133% to $32.8 million from $14.1 million for the first nine months of 1995 due to the June 1995 purchase acquisition of CPG.

    Recurring revenue as a percent of total revenue decreased to 39% in the third quarter of 1996 compared to 47% for the same period in 1995, and decreased to 42% for the nine months ended September 30, 1996, from 45% for the same period in 1995. These decreases in recurring revenue as a percent of total revenue were due to strong software sales, higher implementation revenue and decreasing revenue from remote processing.

EXPENSE

    Cost of operations as a percent of revenue decreased to 45% from 48% in both the quarter and the nine months ended September 30, 1996, compared to the same periods in 1995. These decreases were mostly a result of employee productivity enhancements and strong high-margin software sales. In conjunction with decreases in cost of operations as a percent of revenue, the gross margin for the quarter and the nine months ended September 30, 1996, was 55% for both periods, compared to 52% for the same periods in 1995. Cost of operations expense increased in both periods as compared to 1995 primarily due to increased hardware costs associated with the growth in hardware sales, increased software royalties expense due to increases in software sales and increased personnel expense due to the overall growth of the Company. Cost of operations expense for the nine months ended September 30, 1996, also increased due to 1995 acquisitions, including costs associated with the CPG remote processing data center, software and hardware maintenance expense and amortization of intangibles.

    Marketing expense as a percent of revenue remained constant at 14% for both the quarter and nine months ended September 30, 1996, compared to the same periods in 1995. Marketing expense increased for both periods primarily due to higher personnel and commission expenses directly related to the growth in size and revenue of the Company.

    Research and development (R&D) expense as a percent of revenue remained constant at 8% for both the quarter and nine months ended September 30, 1996, compared to the same periods in 1995. The R&D capitalization rate decreased from 29% to 27% for the third quarter and from 29% to 28% for the nine months ended September 30, 1996, compared to the same periods in 1995. The R&D capitalization rates decreased because CyCare and MSI costs are being capitalized more conservatively in 1996 to conform to

                                 HBO & COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (CONTINUED)
HBOC's capitalization policies. The increase in actual R&D expense is mainly due to R&D related to 1995 acquisitions and additional personnel for new product development.

    General and administrative (G&A) expense as a percent of revenue decreased to 10% in the third quarter of 1996 from 11% in the third quarter of 1995, but remained stable at 11% for the nine months ended September 30, 1996, compared to 1995. Actual G&A expense increased primarily due to increased facilities costs and increased personnel expense due to acquisitions and growth of the Company.

    For all periods presented, operating expense grew at a slower rate than revenue due to strong software sales, successful cost-control programs and productivity enhancements. Total operating income increased 57% for the third quarter of 1996 and 64% for the nine months ended September 30, 1996, compared to the same periods in 1995. In addition, operating income as a percent of revenue increased to 24% and 22% for the quarter and nine months ended September 30, 1996, compared to 19% and 18% for the same periods in 1995. These increases represent a significant growth in volume and increased efficiency in operations.

    The tax rate increased to 40% from 39% for both the quarter and nine months ended September 30, 1996, compared to the same periods in 1995. This increase was due to the pooling acquisition of MSI, which had formerly been a Subchapter S Corporation and therefore did not provide for corporate taxes on a historical basis.

LIQUIDITY AND CAPITAL RESOURCES
  SEPTEMBER 30, 1996, COMPARED TO DECEMBER 31, 1995:

    The Company continues to improve the quality of its balance sheet. At September 30, 1996, with $121.3 million in cash, no bank debt and an improving current ratio, the Company remains well positioned for continued growth.

    During the first nine months of 1996, the Company generated $72.5 million in cash flow from operations. The Company used $30.6 million in investing activities, primarily consisting of $16.2 million for software development capitalization, $12.4 million for capital expenditures and $4.0 million for a contractual payment associated with the 1995 purchase of Pegasus Medical Ltd. An additional $2.5 million was used in financing activities, which is the net of $9.6 million provided by stock transactions, $7.0 million used for the payment of dividends and $5.1 million used to repay pre-acquisition long-term debt of CyCare. As a result, the Company's cash balance increased by 48% to $121.3 million at September 30, 1996, from $81.9 million at December 31, 1995.

    The Company's current ratio increased to 1.64:1 at September 30, 1996, from 1.31:1 at December 31, 1995. Current assets increased $86.2 million, mainly reflecting increases in receivables and cash. The Company's management places a high priority on the area of receivables and the Company continues to maintain a low delinquency rate. Current liabilities increased $8.0 million primarily due to an increase in customer deposits and acquisition accruals.

    HBOC has access to several financing sources, including a $5 million line of credit and a $30 million revolving credit agreement. As of September 30, 1996, there were no outstanding balances on either.

    HBOC's performance has placed The Company in a position of flexability, with the choice of using cash, debt or equity financing to promote growth, make strategic investments and improve quality.

                              ARTHUR ANDERSEN LLP

                      REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and
Board of Directors of
HBO & Company:

    We have reviewed the accompanying consolidated balance sheet of HBO & COMPANY (a Delaware corporation) AND SUBSIDIARIES as of September 30, 1996 and the related consolidated statements of income for the three- and nine-month periods and cash flows for the nine-month period then ended. These financial statements are the responsibility of the Company's management.

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

                                          Arthur Andersen LLP

Atlanta, Georgia
October 16, 1996

                                 HBO & COMPANY

                           PART II--OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES.

    On September 19, 1996, HBOC issued 893,748 shares of its Common Stock to the six former security holders of MSI in exchange for all the outstanding stock of MSI in a transaction exempt under Section 4(2) of the Securities Act of 1933, as amended. On October 30, 1996, HBOC filed a registration statement on Form S-3 registering for resale the shares of its Common Stock issued in connection with such transaction.

ITEM 5. OTHER INFORMATION.

    The following are unaudited combined operations for the first month subsequent to the acquisition of MSI.

                                                                             FOR THE MONTH
                                                                           ENDED OCTOBER 31,
                                                                          --------------------
                                                                            1996       1995
                                                                          ---------  ---------
Revenue.................................................................  $  50,113  $  42,498
Net Income..............................................................  $   4,197  $   3,141

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

    (a) Exhibits:

                                                                                                 PAGE
                                                                                                 ----
2           Agreement of Merger dated September 23, 1996, by and among
            HBO & Company, HBO & Company of Georgia, and GMIS Inc.
            Incorporated by reference from Exhibit 2 to the registrant's
            Registration Statement on Form S-4 (File No. 333-14357).............................. n/a

11          Statement regarding computation of per share earnings................................  13

15          Letter re: unaudited interim financial information...................................  14

27a         Financial Data Schedule..............................................................
27b         Financial Data Schedule restated for June 30, 1996...................................
27c         Financial Data Schedule restated for March 31, 1996..................................
27d         Financial Data Schedule restated for December 31, 1995...............................
27e         Financial Data Schedule restated for September 30, 1995..............................
27f         Financial Data Schedule restated for June 30, 1995...................................
27g         Financial Data Schedule restated for March 31, 1995..................................
27h         Financial Data Schedule restated for December 31, 1994...............................

    (b) Reports on Form 8-K filed during the quarter ended September 30, 1996, or subsequent to that date but prior to the filing date of this Form 10-Q:

    FORM 8-K DATED AUGUST 27, 1996:

       Reporting under Item 5 that on August 21, 1996, the Company completed the acquisition, by merger, of CyCare Systems, Inc. (CyCare) a provider of physician practice management software and electronic data interchange for medical group practices, faculty practice plans and medical enterprises. CyCare shareholders voted to approve the merger at a special meeting of stockholders held on August 21, 1996. CyCare stockholders received 0.86 of a share of HBOC Common

                                 HBO & COMPANY

       Stock for each share of CyCare Common Stock. Approximately 4.4 million HBOC shares were issued for the approximately 5.1 million outstanding CyCare shares.

    FORM 8-K DATED SEPTEMBER 11, 1996:

       Reporting under Item 5 that on September 9, 1996, HBOC announced the promotion of Jay Lapine to the position of vice president and general counsel for the Company. Lapine replaces senior vice president and general counsel James A. Gilbert, who resigned to assume the position of president and chief operating officer of Atlanta-based IMNET Systems, Inc.

       Reporting under Item 5 that on September 11, 1996, HBOC announced it had completed a definitive agreement to acquire Management Software, Inc.
       (MSI), a privately held provider of software solutions for the homecare industry. MSI stockholders received approximately 895,000 shares of HBOC Common Stock in the transaction.

    FORM 8-K DATED SEPTEMBER 23, 1996:

       Reporting under Item 5 that on September 19, 1996, HBOC announced it had completed the previously announced acquisition of Management Software, Inc.

    FORM 8-K DATED SEPTEMBER 27, 1996:

       Reporting under Item 5 that on September 24, 1996, HBOC announced the signing of a definitive agreement to acquire GMIS Inc., (GMIS) a developer of data quality and decision support software for the payer marketplace. The acquisition, which is subject to certain conditions including GMIS stockholder approval, will be accounted for as a pooling of interests and is expected to close before the end of 1996.

                                   SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                HBO & COMPANY
                                (Registrant)

                                By:            /s/ JAY P. GILBERTSON
                                     -----------------------------------------
                                                 Jay P. Gilbertson
                                       SENIOR VICE PRESIDENT--FINANCE, CHIEF
                                      FINANCIAL OFFICER, PRINCIPAL ACCOUNTING
Date: November 11, 1996              OFFICER, TREASURER AND ASSISTANT SECRETARY