Form 10-K
period 1996-12-31
HBO & CO
filed 1997-03-06
CIK 310377

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

(Mark One)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM
    ----------------------- TO
    -----------------------

                         COMMISSION FILE NUMBER 0-9900
                                 HBO & COMPANY

             (Exact name of registrant as specified in its charter)

           DELAWARE                 37-0986839
 (State or other jurisdiction    (I.R.S. Employer
     of incorporation or          Identification
        organization)                  No.)

  301 PERIMETER CENTER NORTH
       ATLANTA, GEORGIA               30346
    (Address of principal           (Zip Code)
      executive office)

       Registrant's telephone number, including area code: (770) 393-6000
                            ------------------------

        Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:

                          COMMON STOCK, $.05 PAR VALUE

                                (Title of Class)
                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. /X/

    Aggregate market value of the voting stock held by nonaffiliates of the registrant, computed using the closing price as reported by The Nasdaq Stock Market's National Market for the Company's common stock on February 28, 1997:
$5,175,940,715.

    Indicate the number of shares outstanding of the registrant's common stock as of the latest practicable date:

                                     OUTSTANDING AT
                                      FEBRUARY 28,
              CLASS                       1997
----------------------------------  ----------------
   Common Stock, $.05 par value        90,940,957

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Annual Report to Stockholders for the year ended December 31, 1996, are incorporated by reference into Parts I, II and IV of this Form 10-K.

    Portions of the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 12, 1997, are incorporated by reference into Part III of this Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1: BUSINESS
  GENERAL

    OVERVIEW. HBO & Company (HBOC or the Company), incorporated in 1974, develops integrated patient care, clinical, financial, managed care and strategic management software solutions for the healthcare industry. These open systems applications facilitate the integration of clinical, financial and administrative data from a wide range of customer systems and software. HBOC's broad product portfolio can be implemented in a variety of combinations from stand-alone to enterprisewide, enabling customers to add incremental capabilities to existing information systems without making prior capital investments obsolete. HBOC also provides a full complement of network communications technologies, including wireless capabilities, as well as outsourcing services that are offered under contract management agreements whereby its staff manages and operates data centers, information systems, organizations and business offices of healthcare institutions of various sizes and structures. In addition, the Company offers a wide range of electronic commerce services, including electronic medical claims and remittance advice services as well as statement processing.

    HBOC markets its products and services to integrated health delivery networks, hospitals, physicians' offices, home health providers, pharmacies, reference laboratories, managed care providers and payers. HBOC also sells its products and services internationally through subsidiaries and/or distribution agreements in the United Kingdom, Canada, Ireland, Saudi Arabia, Kuwait, Australia, Puerto Rico and New Zealand.

    As of December 31, 1996, HBOC had 4,404 employees worldwide.

    INDUSTRY. The healthcare industry continues to undergo significant and rapid change. Healthcare delivery costs have increased dramatically in recent years compared to the overall rate of inflation, while the growing influence of managed care has resulted in increased pressure on participants in healthcare systems to contain costs. Accordingly, healthcare systems are migrating toward more managed care reimbursement, including discounted fee-for-service and capitation. Under capitation, providers are paid a predetermined fee per individual to provide all healthcare services, thereby assuming the potential financial risks of escalating healthcare costs.

    To deliver care in a more cost-effective manner, providers are forming integrated health delivery networks that may include acute-care hospitals, physicians' offices, outpatient clinics, homecare, long-term care facilities and payer entities. The success of these comprehensive delivery networks is dependent on effectively managing and delivering information to caregivers and managers across multiple points of care.

    Traditionally, the acute-care hospital market has been the largest segment of healthcare information services. According to industry analysts, the healthcare industry spent approximately $12 billion in 1996 for products and services to support automated information systems. Information systems expenditures in healthcare are expected to grow to $18 billion by the year 2000 as hospitals and other providers spend a larger percentage of their operating budgets on systems that will enable them to provide caregivers and managers with access to the information needed to quantify and control costs, a key mandate of managed care.

    In the 1996 Annual HIMSS/HP Leadership Survey, an industry survey conducted by Hewlett-Packard at the Healthcare Information and Management Systems Society conference, 63 percent of the respondents stated that their information system investments will increase at a rate of 20 percent or more over the next two years. In addition, 32 percent of the respondents noted that their most important information system priority was upgrading information technology infrastructure.

    With the increasing prevalence of managed care and capitation, healthcare information systems are evolving to meet new and more complex information requirements. Initially, these systems were financially oriented, focusing on the ability to capture charges and generate patient bills. However, as reimbursement has shifted more toward risk sharing and capitation, providers and payers needed to better manage risk by controlling costs, demonstrating quality, measuring outcomes and influencing utilization. Because this requires integration of clinical and financial information, systems have evolved from processing billing information to include enterprisewide systems capable of capturing, storing and analyzing both clinical and financial data across the continuum of care.

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

STRATEGY

    HBOC's strategy is to provide a comprehensive range of computer-based information systems and services designed to meet the evolving needs of health enterprises thereby enabling customers to add incremental capabilities to existing information systems without making prior capital investments obsolete. The key elements of this strategy are as follows:

    LEVERAGE THE EXISTING CUSTOMER BASE. With one or more of its products installed in approximately 51 percent of the community hospitals (over 100 beds) in the United States, HBOC is a leader in the healthcare information systems marketplace. HBOC expands its customer base through sales and marketing efforts and through strategic acquisitions such as IBAX Healthcare Systems and First Data Health Systems Corporation, which had 475 and 500 hospital customers, respectively (see "Recent Acquisitions" below). This expanded customer base offers HBOC significant opportunities to sell both additional applications of its established product lines and its Pathways 2000-Registered Trademark-enterprise solutions. In addition, HBOC believes its relationships with customers and its familiarity with their existing systems give HBOC an advantage over many of its competitors in marketing applications to meet the evolving needs of these customers. HBOC also seeks to further leverage its relationships with existing customers to access additional healthcare organizations throughout newly formed health delivery networks.

    PROVIDE ENTERPRISEWIDE SOLUTIONS TO THE EVOLVING HEALTHCARE MARKET. HBOC offers one of the broadest product lines in the healthcare information systems industry to serve patient care, clinical, financial and strategic management needs. Through its Pathways 2000-Registered Trademark- family of enterprisewide information systems, HBOC facilitates the more efficient integration of delivery networks. HBOC's Pathways 2000-Registered Trademark- client/ server applications are designed to provide a common information infrastructure that enables organizations to collect, manage and disseminate clinically oriented information organized on the basis of a patient's entire history of care. The Pathways 2000-Registered Trademark- product line provides the capability to create longitudinal computerized patient records as well as connectivity along the entire continuum of care, enabling users to access patient data from any point within an integrated delivery system.

    PROVIDE SUPERIOR INTEGRATION OF PRODUCTS AND DATA. HBOC's products offer healthcare organizations open system solutions with the flexibility to add incremental capabilities, which enables them to protect their capital investments. In addition, HBOC's client/server architecture facilitates the integration of clinical data with financial and administrative data from both HBOC and non-HBOC applications for efficient resource allocation, allowing organizations to benefit from price/performance advances. HBOC believes that these features will be of key significance to its customers as they face industry consolidation and evolve as part of integrated care delivery systems.

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

    CONTINUE PRODUCT DEVELOPMENT. HBOC believes that a key to its growth is an ongoing focus on research and development to ensure its product offerings will continue to strive to meet the evolving needs of its existing and potential customer base. HBOC's research efforts focus on enhancements to existing product offerings as well as new product development. In developing products, HBOC's goal is to ensure its information systems are highly flexible and quickly adaptable and can serve the information access needs of an increasingly broad range of users. HBOC's product developers use state-of-the-art application development tools such as program generators, artificial intelligence and expert systems, which decrease development time and lower the cost of new products. While HBOC's efforts focus primarily on the internal research and development of new products, HBOC has made and continues to explore strategic acquisitions of developers of niche product software to complement and diversify its product portfolio.

RECENT ACQUISITIONS

    A substantial portion of HBOC's recent growth has resulted from acquisitions of companies that have expanded its product lines and enhanced its installed customer base. The following table outlines the majority of these acquisitions:

       DATE                ACQUIRED COMPANY                           PRIMARY SIGNIFICANCE
------------------  -------------------------------  -------------------------------------------------------
June 1993           Biven Software, Inc.             Managed care applications

December 1993       Data-Med Computer                Installed base of 100 hospitals in the United Kingdom
                    Services Limited

May 1994            IBAX Healthcare Systems          Presence in the IBM AS/400 market, installed base of
                                                       475 hospitals

September 1994      Serving Software, Inc.           Enterprisewide patient and resource scheduling software

December 1994       Care 2000, Inc.                  Case management methodologies

February 1995       Advanced Laboratory              Laboratory software for the healthcare and commercial
                    Systems, Inc.                      marketplaces

June 1995           First Data Health                Installed base of 500 hospitals
                    Systems Corporation

July 1995           Pegasus Medical Ltd.             Electronic patient record built by physicians for
                                                       physicians

September 1995      CliniCom Incorporated            Multidisciplinary point-of-care clinical information
                                                       systems

August 1996         CyCare Systems, Inc.             Physician group practice management solutions and
                                                       electronic data interchange services

September 1996      Management Software, Inc.        Homecare information solutions

December 1996       GMIS Inc.                        Data quality tools and decision support for payers

December 1996       Gemini Ltd.                      Remote processing services in the United Kingdom

PRODUCT SUMMARY

    HBOC's products and services are designed to serve the information needs of all participants in the integrated health delivery system: the caregiver, in whatever discipline or capacity; the institution or enterprise, in whatever aspect of its business; and the patient (increasingly referred to by healthcare organizations as the "customer" or "member"), in whatever setting of care. Today, the health services delivery network through which these participants relate can include acute-care hospitals, outpatient clinics, physicians' offices, reference laboratories, commercial pharmacies, long-term care facilities, patients' homes and wellness centers. In addition, employers, payers and governmental agencies play a major role in directing how healthcare resources are deployed, which impacts capital spending by healthcare enterprises.

    To serve this wide-ranging and diverse network of health delivery, HBOC bases its offerings on a strategic mix of applications and technologies backed by implementation, support and other services. HBOC's product portfolio is organized into six components: acute-care or HIS (hospital information system), infrastructure, clinical management, practice management, access management and enterprise management. In addition, HBOC offers a suite of services that allows healthcare organizations the flexibility to select the level of resources that most effectively serves their needs.

    HIS -- HIS applications automate the operation of individual departments and their respective functions within the inpatient environment. These hospital-based transaction and decision support systems form the core of systems that, in conjunction with other tools designed to directly support clinical decision-making, help streamline the care process over the continuum of care. HBOC's HIS systems include applications for patient care, laboratory, pharmacy, radiology, financials and management decision-making.

    INFRASTRUCTURE -- Infrastructure applications are not limited to a single department or function; rather, they form the foundation of the emerging information structures of health enterprises. HBOC's wide array of networking and database applications provide the key elements for integrating and uniting providers across the continuum of care. Components include local, wide area and value-added networks, as well as wireless technology and electronic data interchange (EDI) capabilities. An interface manager coordinates the flow of information, often from disparate sources, throughout the entire system, and a data repository stores patient information for access throughout the enterprise. In bringing the enterprise together, these solutions establish the physical basis for a lifelong patient record.

    CLINICAL MANAGEMENT -- Clinical applications facilitate and improve the actual practice of medicine in a variety of care settings, whether hospital, physician office, home or clinic. Drawing from a common database of patient information, computer technology gives professionals immediate access to the critical information necessary to provide better quality care wherever they are in the delivery system. HBOC's point-of-care applications allow physicians and other clinicians to document patient information, establish and manage guidelines or standards of care, enter and manage orders, and view all results and clinical information. These clinical solutions support the need for collaboration among multiple disciplines and for integration with other information systems in the health delivery network.

    PRACTICE MANAGEMENT -- Practice management applications provide a comprehensive solution for medical groups and physician enterprises, whether they are independent or part of an integrated health network. With business office management as its cornerstone, HBOC's practice management solution gives physician groups or enterprises the flexibility to manage their business under many different organizational and reimbursement models. Also included are risk management and managed care capabilities, clinical systems for managing patient care, and scheduling that can handle multiple providers, facilities, and equipment within the enterprise. Additional capabilities to help accelerate cash flow, reduce costs, and increase productivity include decision support, data quality analysis and EDI.

    ACCESS MANAGEMENT -- Access management solutions allow the healthcare organization's "customers" to access health services more easily and cost-effectively. Indexing applications organize the vast information collected about a person throughout the enterprise, allowing patients to be tracked and information about them to be accessed wherever they go for care. Scheduling systems instantly register and schedule patients anywhere in the enterprise, as well as the resources needed to serve them. Other system capabilities allow for information tied to specific episodes of care to be collected and managed. Besides increasing accuracy, these applications help alleviate patient frustration with having to provide duplicate information from one setting of care to another thereby enhancing "customer satisfaction."

    ENTERPRISE MANAGEMENT -- Enterprise management applications facilitate and improve the management and operation of all aspects of the health enterprise -- for payers as well as provider. These applications focus on providing managers with the clinical, financial and other information necessary to contain costs while ensuring high-quality care. Examples include utilization management and accounts receivable management, as well as managed care contracting and member management applications.

    The following table outlines the principal products in each area:

                       PRODUCT                                               DESCRIPTION
------------------------------------------------------  ------------------------------------------------------
HIS:

STAR 2000, Precision 2000, Paragon                      RISC-based patient care, clinical and financial
                                                          systems

HealthQuest-Registered Trademark- 2000, Plus 2000       IBM mainframe-based patient care, clinical and
                                                          financial systems

Series 2000, OR Series                                  IBM AS/400-based patient care, clinical, financial,
                                                          scheduling and management systems

Surgi-Server 2000, Omni-Server 2000, DME 2000           PC-based scheduling, management and equipment tracking
                                                          systems

Host 2000                                               Tandem-based patient care management systems and
                                                          remote processing systems for patient financials

INFRASTRUCTURE:

Pathways Interface Manager                              Interface engine that manages network traffic and
                                                          performs protocol conversion and translation

Pathways Health Network Server                          Relational database and repository for all patient
                                                          information

Pathways Image Manager                                  Electronic imaging and storage solution

Networking technologies                                 Local and wide area networks and wireless technologies

Value Added Network                                     EDI capabilities that support the movement of
                                                          information among various sources

                       PRODUCT                                               DESCRIPTION
------------------------------------------------------  ------------------------------------------------------
CLINICAL MANAGEMENT:

Pathways Coordinated Care                               Enterprisewide solution for longitudinal health record
                                                          spanning all settings, includes results and profile
                                                          viewing, orders, guidelines, and alerts and
                                                          reminders

Pathways Smart Medical Record-Registered Trademark-     Clinical information system for physician offices

Pathways Care Manager                                   Multidisciplinary point-of-care system for hospitals
                                                          and affiliated clinics

Pathways Homecare                                       Clinical, administrative and human resource management
                                                          for home health

Homecare Integration Architecture                       Full-featured homecare system for stand-alone home
                                                          health agencies

AdVantage Laboratory Information System                 Laboratory system that includes commercial, reference
                                                          and hybrid laboratory capabilities

PRACTICE MANAGEMENT:

Practice 2000                                           Application suite for physician practices that
                                                          includes Pathways Smart Medical
                                                          Record-Registered Trademark-, Pathways Practice
                                                          Manager, and Pathways Practice Director

Pathways Practice Manager                               Physician practice system with master patient index,
                                                          billing and registration capabilities

Pathways Practice Risk Manager                          Risk management tool for the physician enterprise

Pathways Practice Director                              Full-featured practice management system for smaller
                                                          physician practices

Pathways Practice Schedule Manager                      Scheduling tool for the physician enterprise

ACCESS MANAGEMENT:

Pathways Health Network Management                      Enterprisewide system for managing information about
                                                          an enrolled population

Pathways Healthcare Scheduling                          Enterprisewide patient and resource scheduling system

Pathways Encounter Management                           Enterprisewide system for managing information about
                                                          patients' episodes of care

                       PRODUCT                                               DESCRIPTION
------------------------------------------------------  ------------------------------------------------------
ENTERPRISE MANAGEMENT:

Pathways Contract Management                            Monitoring and management of multiple varied contracts
                                                          for providers with managed care focus

Pathways Managed Care                                   Full-function management of contractual agreements for
                                                          providers, payers, HMOs, PPOs, PHOs and others

TRENDSTAR-Registered Trademark-                         Decision support system, including cost accounting,
                                                          budgeting and forecasting

QUANTUM-Registered Trademark-                           Enterprise information system

Pathways Decision Support                               Enterprisewide decision support system

Autocoder-Registered Trademark-,                        Data quality tools for the payer market
  ClaimCheck-Registered Trademark- and ClaimCheck
  Dental

Insight                                                 Comprehensive clinical and financial decision support
                                                          systems for payers

EC2000                                                  Electronic commerce solutions, including claims
                                                          processing, eligibility, remittances and laser
                                                          statement printing

    In addition to the above applications, HBOC offers software applications provided by a host of industry-leading business partners. These partnerships also include value-added reseller agreements with computer hardware manufacturers such as Data General Corp., Digital Equipment Corp., Hewlett-Packard Co., and IBM Corp.

INTERNATIONAL OFFERINGS

    Most of the Pathways 2000-Registered Trademark- and HIS products in HBOC's product portfolio are offered internationally. In addition, products added to the HBOC product line with the acquisition of Data-Med Computer Services Limited in December 1993 are available in the United Kingdom. In most cases, the applications offered internationally have been customized or developed to meet the particular needs of the country in which they are implemented.

SERVICES

    Installation and implementation services are provided for purchasers of all HBOC software products to assist with the smooth introduction of or transition to those products. HBOC also provides software maintenance and enhancement services, as well as custom programming and system modifications to meet special customer requirements. Equipment maintenance services are provided by HBOC or through its various hardware partners.

    ENTERPRISE SERVICES. HBOC provides a suite of specially developed services to serve the needs of enterprises whose dependence on information systems is growing. Those services include UNIX processing support, disaster recovery, remote system monitoring and single-point issue resolution. In addition, a line of service offerings called Service Tracks 2000 provides a flexible suite of implementation services that can include an enterprise project manager to assist in planning, installing and supporting Pathways 2000-Registered Trademark-products.

    CONNECT TECHNOLOGY GROUP. To support the connectivity needs of healthcare organizations, medical group practices and their affiliates, the Connect Technology Group (CTG) provides total network installation and support. In addition, CTG offers a comprehensive Value Added Network, a suite of information services that extend local area networks outside of the hospital to include payers, vendors, financial institutions and the Internet. All together, HBOC's networking solutions provide customers with a complete network solution for electronic access throughout a provider enterprise.

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

    ELECTRONIC COMMERCE GROUP. With the 1996 acquisition of CyCare Systems, Inc., and its CyData subsidiary, HBOC acquired significant capabilities in EDI services, including claims processing, eligibility verification, remittance advice as well as statement printing. HBOC's Electronic Commerce Group operates the nation's 12th largest electronic clearinghouse and serves approximately 35 percent of the medical group practices in the United States.

SOURCES OF REVENUE

    Information regarding sources of revenue is included in the table "Revenue by Business Region" on page 10 of the Company's Annual Report to Stockholders for the year ended December 31, 1996 (the Annual Report), and under the caption "Revenue Recognition" in Note 1 of "Notes to Consolidated Financial Statements" on pages 16 and 17 of the Annual Report, a copy of which is included as an exhibit to this Form 10-K and is incorporated herein by reference.

BACKLOG

    Information regarding backlog as of December 31, 1996, is included in the "Financial Review" section under the caption "General" on page 6 of the Annual Report, a copy of which is included as an exhibit to this Form 10-K and is incorporated herein by reference.

RESEARCH AND DEVELOPMENT

    The Company's product development effort applies advanced computer technology and installation methodologies to specific information processing needs of hospitals. The Company believes a substantial and sustained commitment to such research and development (R&D) is important to the long-term success of the business.

    Investment in software development, including both R&D expense as well as capitalized software, has increased as the Company has addressed new software applications and enhanced existing products for installed systems. The Company expensed $90 million (11% of revenue) for R&D activities during 1996, as compared to $79 million (13% of revenue) and $62 million (14% of revenue) during 1995 and 1994, respectively. The Company capitalized 29%, 31% and 31% of its R&D expenditures in 1996, 1995 and 1994, respectively.

    Information regarding R&D is included in the schedule "Five-Year Selected Financial Information" on page 5 of the Annual Report and under the caption "Capitalized Software" and under the caption "Nonrecurring Charges" in Note 1 of "Notes to Consolidated Financial Statements" on pages 16 and 17 of the Annual Report, a copy of which is included as an exhibit to this Form 10-K and is incorporated herein by reference.

    The substantial majority of technical concepts and codes embodied in the Company's computer programs and program documentation are not protected by patents or copyrights but constitute trade secrets that are proprietary to the Company. The Company and its subsidiaries are the owners of various trademarks and service marks, including the federally registered trademarks or service marks "MEDPRO," "IFAS," "CLINPRO," "MEDIPAC," "CML," "COSTREP," "TRENDSTAR," "TRENDSERVE," "TRENDPAC I," "BUDGET+," "CLINIPAC," "CLINSTAR," "HOSTS," "HSL," "PARAGON," "HEALTHQUEST," "QUANTUM," "ERS," "PATHWAYS 2000," "PATIENT VIEW," "SAINT," "SAINT PLUS," "THE PRECISION ALTERNATIVE," "WIN," "CHARISMA," "CYCARE SYSTEMS," "CYCARE," "SPECTRAMED," "CYDATA," "DOCUMENTATION PLUS," "CLAIMCHECK," "PROVIDER INSIGHT," "AUTOCODER," and the triangular design that forms the Company logo, but such registration provides limited protection as to the trademark or service mark. "First Inform" is used under license from First Data Corporation. "SMR" and "Smart Medical Record" are used under license from HBOC Medical, Ltd.

COMPETITION

    HBOC experiences substantial competition from many firms, including other computer services firms, consulting firms, shared service vendors, certain hospitals and hospital groups, and hardware vendors. Competition varies in size from small to large companies, in geographical coverage, and in scope and breadth of products and services offered.

    Although some of the Company's competitors are comparable in size to the Company, the Company believes that few, if any, competitors offer a comparable range of healthcare information systems and services that compare favorably with respect to all of the competitive criteria, mainly price and service.

FACTORS AFFECTING FORWARD-LOOKING STATEMENTS

    This report, and other reports, proxy statements and other communications to stockholders, as well as oral statements made by representatives of the Company, may contain forward-looking statements with respect to, among other things, the Company's future revenues, operating income and earnings per share, as well as plans and objectives of management. The following are some, but not necessarily all, of the factors that may cause the Company's actual results to vary materially from those which are the subject of any such forward-looking statements.

    An important element of HBOC's business strategy has been and will continue to be expansion through acquisitions, both to extend its customer base and to acquire strategic technology. The Company's ability to expand successfully through acquisitions depends on many factors including the identification of appropriate acquisition opportunities, negotiation of suitable terms and management's ability to effectively integrate and operate the acquired businesses. The Company competes for acquisitions with other companies, certain of which have significantly greater financial and management resources. HBOC's financial performance will be subject to the risks of the performance of the acquired businesses as well as the financial effects associated with integration of such businesses.

    The healthcare industry is subject to changing political, economic and regulatory influences, many of which relate to control of healthcare costs. Such changes may affect operational aspects of the healthcare industry, including procurement practices and the availability and/or allocation of capital funds, which could result in greater selectivity, thus adversely impacting HBOC's ability to sell its products. HBOC cannot predict with any certainty what impact, if any, future regulation or healthcare reform might have on its results of operations, financial condition or business.

    While HBOC maintains insurance protecting against certain asserted claims, there can be no assurance that its insurance coverage would adequately cover any such claims asserted against HBOC.

    Competition in the Company's industry is subject to continual change in not only the products and services offered but also in the manner in which vendors are selected by customers. Accordingly, HBOC's continued success will be dependent on its ability to develop new products and services on a timely basis and at competitive prices.

    The Company must anticipate and adapt to evolving industry standards and new technological developments. The market for the Company's products is characterized by continued and rapid technological advances. HBOC's future success will depend in part on its ability to be responsive to these technological developments and challenges, which could also lower the cost of products and services or otherwise result in competitive pricing pressures.

    HBOC relies on a combination of trade secret, copyright and trademark laws, together with nondisclosure, other contractual provisions and technical measures to protect its proprietary rights in its products. There can be no assurance that these protections will be adequate or that HBOC competitors will not independently develop technologies that are equivalent or superior to HBOC's technology. Although the Company believes that its products and other proprietary rights do not infringe upon the proprietary rights of third parties, there can be no assurance that third parties will not assert infringement claims against the Company in the future.

    The stock market has, from time to time, experienced extreme price and volume fluctuations, particularly in the high technology sector, which have often been unrelated to the operating performance of particular companies. HBOC experiences fluctuations in its stock price related to these general market swings as well as announcements of technological innovations, new product introductions by HBOC or its competitors, market conditions in the computer software or hardware industries and healthcare reform measures. These fluctuations may adversely effect the Company's ability to make acquisitions utilizing its stock.

ITEM 2:  PROPERTIES

    The Company's principal administrative and research offices are located at 301 and 303 Perimeter Center North, Atlanta, Georgia. The offices consist of approximately 226,000 square feet of space under a lease that expires in 1999. The rental expense for these offices totaled approximately $3.9 million for 1996.

    The Company also owns two buildings and leases space in approximately 45 buildings throughout the United States, Canada, the United Kingdom and Israel. Information regarding the Company's leases is included in Note 2 of "Notes to Consolidated Financial Statements" on page 18 of the Annual Report, a copy of which is included as an exhibit to this Form 10-K and is incorporated herein by reference.

    Information regarding the Company's principal offices is included on the back cover of the Annual Report, a copy of which is included as an exhibit to this Form 10-K and is incorporated herein by reference.

ITEM 3:  LEGAL PROCEEDINGS

    Information regarding Legal Proceedings is included in Note 9 of "Notes to Consolidated Financial Statements" on page 21 of the Annual Report, a copy of which is included as an exhibit to this Form 10-K and is incorporated herein by reference.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    During the quarter ended December 31, 1996, there were no matters submitted to a vote of security holders.

                                    PART II

ITEM 5:  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Company's common stock is traded on The Nasdaq Stock Market's National Market under the symbol HBOC. Information regarding the high and low closing prices, the number of holders of the Company's common stock and dividends is presented under the caption "Common Stock Data" on page 22 of the Annual Report, a copy of which is included as an exhibit to this Form 10-K, and is incorporated herein by reference.

ITEM 6:  SELECTED FINANCIAL DATA

    The following is the Company's Five-Year Selected Financial Data:

(000 OMITTED EXCEPT PER SHARE DATA)             1996        1995        1994        1993        1992
-------------------------------------------  ----------  ----------  ----------  ----------  ----------
Revenue....................................  $  796,578  $  607,242  $  453,979  $  364,697  $  324,349
Net Income (Loss)..........................  $   73,954  $  (17,569) $   36,469  $   17,682  $   20,232
Earnings (Loss) Per Share..................  $      .79  $     (.21) $      .44  $      .22  $      .26
Total Assets...............................  $  848,947  $  649,417  $  380,410  $  266,394  $  218,869
Long-Term Debt.............................  $      192  $    3,642  $    4,715  $    6,133  $    7,200
Dividends Declared Per Share...............  $      .08  $      .08  $      .08  $     .075  $     .075

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The information included in the "Financial Review" section on pages 6 through 9 of the Annual Report, a copy of which is included as an exhibit to this Form 10-K, is incorporated herein by reference.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The information included on pages 11 through 21 of the Annual Report, a copy of which is included as an exhibit to this Form 10-K, under the captions "Condensed Consolidated Quarterly Statements of Income," "Consolidated Statements of Income," "Consolidated Balance Sheets," "Consolidated Statements of Stockholders' Equity," "Consolidated Statements of Cash Flows" and "Notes to Consolidated Financial Statements" is incorporated herein by reference.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

    The Company has neither changed its independent public accountants nor had any disagreements on accounting and financial disclosures with such accountants.

                                    PART III

ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The following table sets forth certain information regarding the executive officers of the Company as of March 1, 1997. Additional information regarding the Board of Directors is included in the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 12, 1997, under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance," which is incorporated herein by reference.

            NAME                  AGE                   POSITION WITH THE COMPANY
----------------------------      ---      ----------------------------------------------------

Charles W. McCall                     52   Director, President and Chief Executive Officer

Albert J. Bergonzi                    47   President, Enterprise Solutions

Jay P. Gilbertson                     36   Executive Vice President, Chief Financial Officer,
                                             Treasurer, Principal Accounting Officer and
                                             Secretary

Jay M. Lapine                         45   Vice President, General Counsel and Assistant
                                             Secretary

Russell G. Overton                    49   Senior Vice President-Business Development

    Charles W. McCall has served as a Director, President and Chief Executive Officer of the Company since 1991. Mr. McCall is also a Director of EIS International, Inc., Physician Support Systems, Inc., and WestPoint Stevens Inc.

    Albert J. Bergonzi has served as President, Enterprise Solutions since 1996. He served as Executive Vice President-Sales of HBOC from 1995 to 1996. From 1985 through 1995 he served as the Vice President and General Manager of HBOC's Amherst Product Group.

    Jay P. Gilbertson has served as Executive Vice President and Secretary since 1996 and Senior Vice President since 1995. Since 1993 he has served as Vice President-Finance, Chief Financial Officer, Treasurer and Assistant Secretary. In 1992, he served as Vice President-Controller and Chief Accounting Officer. Mr. Gilbertson is also a Director of Anacomp, Inc.

    Jay M. Lapine has served as Vice President, General Counsel and Assistant Secretary since 1996. From 1994 to 1996, he served as Associate General Counsel. From 1992 to 1994, prior to joining the Company, Mr. Lapine was Executive Vice President and General Counsel of Premier Anesthesia, a publicly held contract management firm providing physician services to hospitals. From 1991 to 1992, he was Chief Executive Officer of Greater El Monte Community Hospital.

    Russell G. Overton has served as Senior Vice President-Business Development since 1992.

ITEM 11:  EXECUTIVE COMPENSATION

    The Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 12, 1997, contains under the captions "Compensation of Directors" and "Executive Compensation," information relating to director and executive compensation for the year ended December 31, 1996, which is incorporated herein by reference.

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 12, 1997, contains under the captions "Security Ownership of Certain Beneficial Owners and Management" information relating to security ownership of beneficial owners and management, which is incorporated herein by reference.

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information contained in the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 12, 1997, under the caption "Certain Relationships and Related Transactions" is incorporated herein by reference.

                                    PART IV

ITEM 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    The following documents are filed as part of this report:

    (a)1.  Financial Statements

    The Annual Report contains the following information on pages 11 through 21:
"Condensed Consolidated Quarterly Statements of Income," "Consolidated Statements of Income," "Consolidated Balance Sheets," "Consolidated Statements of Stockholders' Equity," "Consolidated Statements of Cash Flows" and "Notes to Consolidated Financial Statements." The report of Arthur Andersen LLP on these financial statements is on page 22 of the Annual Report. These financial statements and the report of Arthur Andersen LLP are incorporated herein by reference.

    (a)2.  Financial Statement Schedules

               - Report of Independent Public Accountants as to Schedules Supporting Financial Statements

              -  Schedules Supporting Financial Statements

      SCHEDULE
       NUMBER
      ---------
                  Valuation and Qualifying Accounts for the Three Years Ended
        II         December 31, 1996.

    Schedules not listed have been omitted because they are not applicable or the required information is included in the consolidated financial statements or notes thereto.

    (a)3.  Exhibits

    The following exhibits filed with the Securities and Exchange Commission are incorporated by reference as shown below. Items marked with an asterisk, "*," relate to management contracts or compensatory plans or arrangements.

 EXHIBIT
 NUMBER    DESCRIPTION
---------  --------------------------------------------------------------------------------------------------------
           ON MAY 13, 1981, AS PART OF ITS REGISTRATION STATEMENT ON FORM S-1 (REGISTRATION NUMBER 2-72275):
 4(a)      --Specimen forms of certificates for Common Stock of Registrant.
10(e)      --Standard Form of EPLA Agreement.

           ON MARCH 21, 1989, AS PART OF ITS FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1988:
10(a)      --Standard Form of Software License Agreement.
10(b)      --Standard Form of Hardware Purchase Agreement.

           ON FEBRUARY 15, 1991, AS PART OF ITS FORM S-8 (REGISTRATION NUMBER 2-75987):
*4         --HBO & Company 1981 Incentive Stock Option Plan, as amended.

           ON FEBRUARY 22, 1991, AS PART OF ITS FORM 8-K:
 4         --HBO & Company Rights Agreement.

           ON MARCH 27, 1991, AS PART OF ITS FORM S-8 (REGISTRATION NUMBER 33-12051):
*4         --HBO & Company 1986 Employee Nonqualified Stock Option Plan, as amended.

           ON MARCH 27, 1991, AS PART OF ITS FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1990:
10(c)      --Standard Form of HealthQuest Ltd. Software License and Maintenance Agreement.

 EXHIBIT
 NUMBER    DESCRIPTION
---------  --------------------------------------------------------------------------------------------------------
           ON MARCH 27, 1992, AS A PART OF ITS FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1991:
 10(a)     -- Standard Form of Credit Agreement with recourse between the Company and Sanwa Business Credit
             Corporation.
 10(b)     -- Standard Form of Credit Agreement without recourse between the Company and Sanwa Business Credit
             Corporation.

           ON AUGUST 12, 1993, AS PART OF ITS FORM S-8 (REGISTRATION NUMBER 33-67300):
 *4        --HBO & Company 1993 Stock Option Plan for Nonemployee Directors.

           ON MARCH 23, 1994, AS PART OF ITS FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1993:
10(e)      -- Co-ownership agreement between HTG Corp. and the Company of Falcon 20 airplane, dated July 15, 1993.

           ON JULY 20, 1994 AS PART OF ITS FORM S-4 REGISTRATION STATEMENT DATED JULY 19, 1994, AS AMENDED BY
            AMENDMENT NO. 1 TO FORM S-4 DATED AUGUST 10, 1994, AND FILED WITH THE COMMISSION ON AUGUST 11, 1994,
            AND FURTHER AMENDED BY AMENDMENT NO. 2 TO FORM S-4 DATED AUGUST 10, 1994, AND FILED AUGUST 11, 1994:
  3        --Amended Bylaws of Registrant.
 10(a)     -- Receivables Purchase Agreement, dated as of June 24, 1994, among HBO & Company of Georgia, as seller, and The First National Bank of Boston and NationsBank of Georgia, N.A., as purchasers, and The First
             National Bank of Boston, as agent.
 10(b)     -- Credit Agreement, dated June 13, 1994, between the Company and Wachovia Bank of Georgia, N.A.
 10(e)     -- Amended and Restated Revolving Credit and Term Loan Agreement, dated as of May 27, 1994, among HBO &
             Company and HBO & Company of Georgia and The First National Bank of Boston and NationsBank of Georgia,
             N.A. and The First National Bank of Boston, as agent.
 10(f)     -- First Amendment to the May 27, 1994, Amended and Restated Revolving Credit and Term Loan Agreement
             and First Amendment to Revolving Credit Notes, dated as of June 30, 1994.

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

           ON AUGUST 17, 1994, AS PART OF ITS FORM S-8 (REGISTRATION NUMBER 33-82962):
 *4        --HBO & Company 1990 Executive Incentive Plan, as amended.

           ON SEPTEMBER 15, 1994, AS PART OF ITS FORM S-8 (REGISTRATION NUMBER 33-84034):
 *4        --1986 Incentive Stock Option Plan of Serving Software, Inc.

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

 EXHIBIT
 NUMBER    DESCRIPTION
---------  --------------------------------------------------------------------------------------------------------
           ON MARCH 17, 1995, AS PART OF ITS FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1994:
*4         --Chief Executive Officer Incentive Plan.

           ON MAY 9, 1995, AS PART OF ITS FORM S-8 (REGISTRATION NUMBER 33-59173):
*4         -- HBO & Company 1986 Nonqualified Stock Option Agreement, HBO & Company 1991 Nonqualified Stock Option
             Agreement 1 and HBO & Company 1991 Nonqualified Stock Option Agreement 2.

           ON MAY 9, 1995, AS PART OF ITS FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 1995:
 10        --Second Amendment to Receivables Purchase Agreement dated March 31, 1995.

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

           ON OCTOBER 5, 1995, AS PART OF ITS FORM S-8 (REGISTRATION NUMBER 33-63213):
*4         --1985 Employee Stock Option Plan of CliniCom Incorporated.

           ON MAY 21, 1996, AS PART OF ITS FORM 8-K DATED MAY 21, 1996:
 3(i)      --HBO & Company Certificate of Incorporation, as amended.

           ON JUNE 11, 1996, AS PART OF ITS FORM S-4 REGISTRATION STATEMENT DATED JUNE 11, 1996, AS AMENDED BY
            AMENDMENT NO. 1 TO FORM S-4 DATED JULY 18, 1996, AND FILED WITH THE COMMISSION ON JULY 18, 1996:
 2         -- Agreement of Merger dated May 18, 1996, by and among HBO & Company, HBO & Company of Georgia and
             CyCare Systems, Inc.

           ON AUGUST 22, 1996, AS PART OF ITS FORM S-8 (REGISTRATION NUMBER 333-10603):
*4         -- CyCare Systems, Inc. 1995 Long-term Incentive Plan (Including the predecessor CyCare Systems, Inc.
             Stock Option Plan).

           ON OCTOBER 18, 1996, AS PART OF ITS FORM S-4 REGISTRATION STATEMENT DATED OCTOBER 18, 1996, AS AMENDED
            BY AMENDMENT NO. 1 TO FORM S-4 DATED NOVEMBER 6, 1996, AND FILED WITH THE COMMISSION ON NOVEMBER 6,
            1996:
 2         -- Agreement of Merger dated September 23, 1996, as amended, by and among HBO & Company, HBO & Company of Georgia and GMIS Inc.

 EXHIBIT
 NUMBER    DESCRIPTION
---------  --------------------------------------------------------------------------------------------------------
           ON DECEMBER 10, 1996, AS PART OF ITS FORM S-8 (REGISTRATION NUMBER 333-17583):
*4(a)      -- GMIS Inc. Non-Qualified Stock Option Agreement Between GMIS Inc. and Josephine Kaple.
*4(b)      -- GMIS Inc. Non-Qualified Stock Option Agreement Between GMIS Inc. and Lawrence Koenig.

           ON DECEMBER 10, 1996, AS PART OF ITS FORM S-8 (REGISTRATION NUMBER 333-17551):
*4         --GMIS Inc. 1991 Stock Option Plan.

           ON DECEMBER 10, 1996, AS PART OF ITS FORM S-8 (REGISTRATION NUMBER 333-17579):
*4         --Gabrieli Medical Information Systems, Inc. 1984 Stock Option Plan.

           ON DECEMBER 10, 1996, AS PART OF ITS FORM S-8 (REGISTRATION NUMBER 333-17555):
*4         --GMIS Inc. 1995 Stock Option Plan.

           ON DECEMBER 10, 1996, AS PART OF ITS FORM S-8 (REGISTRATION NUMBER 333-10479):
*4         -- Gabreili Medical Information Systems, Inc. 1985 Non-Qualified Common Stock Option Plan.

THE FOLLOWING EXHIBITS ARE INCLUDED IN THIS FORM 10-K:

11         -- Computation of Earnings (Loss) Per Share of Common Stock for the Years Ended December 31, 1996, 1995
             and 1994.
13         --Annual Report to Stockholders for the year ended December 31, 1996.
21         --Subsidiaries of Registrant.
23         --Consent of Arthur Andersen LLP.
27a        --Financial Data Schedule.
27b        --Financial Data Schedule restated for September 30, 1996.
27c        --Financial Data Schedule restated for June 30, 1996.
27d        --Financial Data Schedule restated for March 31, 1996.
27e        --Financial Data Schedule restated for December 31, 1995.
27f        --Financial Data Schedule restated for September 30, 1995.
27g        --Financial Data Schedule restated for June 30, 1995.
27h        --Financial Data Schedule restated for March 31, 1995.
27i        --Financial Data Schedule restated for December 31, 1994.

    (b) Reports on Form 8-K during the quarter ended December 31, 1996, or subsequent to that date but prior to the filing date of this Form 10-K:

    FORM 8-K DATED DECEMBER 31, 1996:

    Reporting under Item 5 that on December 9, 1996, HBO & Company of Georgia, a wholly owned subsidiary of HBO & Company (HBOC), completed the acquisition, by merger, of GMIS Inc. (GMIS), a leading provider of clinical information systems for the managed care industry. GMIS stockholders voted to approve the merger at a special meeting of stockholders held on December 9, 1996. GMIS stockholders received 0.42 of a share of HBOC common stock for each share of GMIS common stock. At closing, approximately 3.7 million HBOC shares were issued for the approximately 8.8 million outstanding GMIS shares. The transaction will be accounted for as a pooling of interests.

    FORM 8-K DATED FEBRUARY 11, 1997:

    Reporting under Item 5 that on February 11, 1997, the Board of Directors of HBO & Company (the "Company" or "HBOC") declared a quarterly cash dividend of $.02 per share payable on April 22, 1997 to stockholders of record on March 31, 1997.

    Reporting under Item 5 of the unaudited combined operations for the first full month subsequent to the December 9, 1996, pooling acquisition of GMIS Inc., as follows: revenue and net income for January 1997 was $50.7 million and $4.9 million, respectively; revenue and net income for January 1996 was $47.6 million and $2.8 million, respectively.

    Reporting under Item 5 that on February 11, 1997, the Company announced it had signed a definitive agreement to acquire AMISYS Managed Care Systems, Inc. (Nasdaq:AMCS), a leading provider of information systems for managed care entities and other parties that assume financial risk for healthcare populations. The acquisition, which is subject to regulatory and AMISYS stockholder approval, will be accounted for as a pooling of interests and is scheduled to close during the second quarter of 1997. Terms of the acquisition call for AMISYS stockholders to receive 0.35 of a share of HBOC Common Stock for each share of AMISYS Common Stock.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors of HBO & Company:

    We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in HBO & Company's annual report to stockholders incorporated by reference in this Form 10-K, and have issued our report thereon dated February 6, 1997. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in item 14(a)2 is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                          ARTHUR ANDERSEN LLP

Atlanta, Georgia
February 6, 1997

                                                                     SCHEDULE II

                         HBO & COMPANY AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                 (000 OMITTED)

                                                                ADDITIONS
                                                 BALANCE AT    CHARGED TO                                   BALANCE AT
                                                BEGINNING OF    COSTS AND   DEDUCTIONS USE                    END OF
                                                   PERIOD       EXPENSES      OF RESERVE      ADJUSTMENTS     PERIOD
                                                -------------  -----------  ---------------  -------------  -----------
YEAR ENDED DECEMBER 31, 1994:
Allowance for Doubtful Accounts...............    $   2,693     $   1,959      $     837       $      68     $   3,883
Inventory Reserves............................    $     618     $     252      $  --           $  --         $     870

YEAR ENDED DECEMBER 31, 1995:
Allowance for Doubtful Accounts...............    $   3,883     $   1,683      $   1,191       $   5,246*    $   9,621
Inventory Reserves............................    $     870     $   2,075      $     233       $  --         $   2,712

YEAR ENDED DECEMBER 31, 1996:
Allowance for Doubtful Accounts...............    $   9,621     $   1,363      $   1,468       $  --         $   9,516
Inventory Reserves............................    $   2,712     $  --          $   2,217       $  --         $     495

------------------------

* Adjustment primarily associated with the purchase of First Data Health Systems Corporation.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                HBO & COMPANY

                                By:            /s/ CHARLES W. MCCALL
                                     -----------------------------------------
                                                 Charles W. McCall
                                       PRESIDENT AND CHIEF EXECUTIVE OFFICER
                                            Date: February 28, 1997

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          SIGNATURE                       TITLE                    DATE
------------------------------  --------------------------  -------------------

    /s/ CHARLES W. MCCALL
------------------------------  Director, President and      February 28, 1997
     (Charles W. McCall)          Chief Executive Officer

                                Executive Vice President,
    /s/ JAY P. GILBERTSON         Chief Financial Officer,
------------------------------    Treasurer, Principal       February 28, 1997
     (Jay P. Gilbertson)          Accounting Officer and
                                  Secretary

  /s/ HOLCOMBE T. GREEN, JR.
------------------------------  Chairman of the Board of     February 28, 1997
   (Holcombe T. Green, Jr.)       Directors

   /s/ ALFRED C. ECKERT III
------------------------------  Director                     February 28, 1997
    (Alfred C. Eckert III)

   /s/ PHILIP A. INCARNATI
------------------------------  Director                     February 28, 1997
    (Philip A. Incarnati)

    /s/ ALTON F. IRBY III
------------------------------  Director                     February 28, 1997
     (Alton F. Irby III)

      /s/ GERALD E. MAYO
------------------------------  Director                     February 28, 1997
       (Gerald E. Mayo)

     /s/ JAMES V. NAPIER
------------------------------  Director                     February 28, 1997
      (James V. Napier)

    /s/ CHARLES E. THOELE
------------------------------  Director                     February 28, 1997
     (Charles E. Thoele)

   /s/ DONALD C. WEGMILLER
------------------------------  Director                     February 28, 1997
    (Donald C. Wegmiller)

                               INDEX TO EXHIBITS

   EXHIBIT
   NUMBER                                                 DESCRIPTION
-------------  -------------------------------------------------------------------------------------------------
         11    --Computation of Earnings (Loss) Per Share of Common Stock for years ended December 31, 1996,
                 1995 and 1994..................................................................................
         13    --Annual Report to Stockholders for the year ended December 31, 1996.............................
         21    --Subsidiaries of Registrant.....................................................................
         23    --Consent of Arthur Andersen LLP.................................................................