Form 10-Q
period 1997-03-31
HBO & CO
filed 1997-05-15
CIK 310377

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-Q

    /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
        EXCHANGE ACT OF 1934

        FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

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

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                      CLASS                            SHARES OUTSTANDING AT APRIL 30, 1997
--------------------------------------------------  ------------------------------------------
           Common Stock, $.05 par value                             91,962,158

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         PART 1--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

CONSOLIDATED BALANCE SHEETS--UNAUDITED

(000 Omitted)

                                                                                            MARCH 31,   DECEMBER 31,
                                                                                               1997         1996
                                                                                            ----------  ------------
ASSETS
CURRENT ASSETS:
    Cash and Cash Equivalents.............................................................  $  200,820   $  160,363
    Short-Term Investments................................................................      18,900       23,250
    Receivables, Net of Allowance For Doubtful Accounts of $11,851 and $9,516.............     277,482      290,808
    Current Deferred Income Taxes.........................................................      26,639       25,020
    Inventories...........................................................................       9,524        6,993
    Prepaids and Other Current Assets.....................................................      12,751       13,329
                                                                                            ----------  ------------
      Total Current Assets................................................................     546,116      519,763
                                                                                            ----------  ------------
INTANGIBLES
    Net of Accumulated Amortization of $35,590 and $31,691................................     173,801      177,911
CAPITALIZED SOFTWARE
    Net of Accumulated Amortization of $39,555 and $36,039................................      61,082       58,338
PROPERTY AND EQUIPMENT
    Net of Accumulated Depreciation of $106,717 and $104,244..............................      48,281       49,419
DEFERRED INCOME TAXES.....................................................................      33,794       34,998
OTHER NONCURRENT ASSETS, NET..............................................................       9,864        8,518
                                                                                            ----------  ------------
TOTAL ASSETS..............................................................................  $  872,938   $  848,947
                                                                                            ----------  ------------
                                                                                            ----------  ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Deferred Revenue......................................................................  $   98,883   $   91,978
    Other Current Liabilities.............................................................     180,228      224,380
                                                                                            ----------  ------------
      Total Current Liabilities...........................................................     279,111      316,358
                                                                                            ----------  ------------
LONG-TERM DEBT............................................................................         174          192
OTHER LONG-TERM LIABILITIES...............................................................       8,080        7,054
                                                                                            ----------  ------------
      Total Liabilities...................................................................     287,365      323,604
                                                                                            ----------  ------------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
    Preferred Stock, 1,000 Shares Authorized and No Shares Issued.........................      --           --
    Common Stock, $.05 Par Value, 250,000 Shares Authorized and 122,157 and 122,136 Shares
      Issued..............................................................................       6,107        6,107
    Additional Paid-in Capital............................................................     455,351      427,324
    Retained Earnings.....................................................................     199,918      168,793
                                                                                            ----------  ------------
                                                                                               661,376      602,224
    Treasury Stock, at Cost (30,932 and 31,535 Shares)....................................     (75,803)     (76,881)
                                                                                            ----------  ------------
      Total Stockholders' Equity..........................................................     585,573      525,343
                                                                                            ----------  ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY................................................  $  872,938   $  848,947
                                                                                            ----------  ------------
                                                                                            ----------  ------------

        The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME--UNAUDITED

(000 Omitted Except for Per Share Data)

                                                                                              THREE MONTHS ENDED
                                                                                                  MARCH 31,
                                                                                            ----------------------
                                                                                               1997        1996
                                                                                            ----------  ----------
REVENUE:
    Systems...............................................................................  $   98,303  $   67,575
    Services..............................................................................     121,594     104,940
                                                                                            ----------  ----------
      Total Revenue.......................................................................     219,897     172,515
OPERATING EXPENSE:
    Cost of Operations....................................................................      95,447      76,773
    Marketing.............................................................................      30,885      25,489
    Research and Development..............................................................      15,473      14,569
    General and Administrative............................................................      20,245      20,656
                                                                                            ----------  ----------
      Total Operating Expense.............................................................     162,050     137,487
                                                                                            ----------  ----------
OPERATING INCOME..........................................................................      57,847      35,028
Other Income, Net.........................................................................       1,713         918
                                                                                            ----------  ----------
Income Before Income Taxes................................................................      59,560      35,946
Provision for Income Taxes................................................................      23,824      14,079
                                                                                            ----------  ----------
NET INCOME................................................................................  $   35,736  $   21,867
                                                                                            ----------  ----------
                                                                                            ----------  ----------
EARNINGS PER SHARE:
    Primary...............................................................................  $      .38  $      .24
                                                                                            ----------  ----------
                                                                                            ----------  ----------
    Fully Diluted.........................................................................  $      .38  $      .24
                                                                                            ----------  ----------
                                                                                            ----------  ----------
WEIGHTED AVERAGE SHARES OUTSTANDING:
    Primary...............................................................................      94,060      92,573
                                                                                            ----------  ----------
                                                                                            ----------  ----------
    Fully Diluted.........................................................................      94,060      92,678
                                                                                            ----------  ----------
                                                                                            ----------  ----------
CASH DIVIDENDS DECLARED PER SHARE.........................................................  $      .02  $      .02
                                                                                            ----------  ----------
                                                                                            ----------  ----------

        The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS--UNAUDITED

(000 Omitted)

                                                                                                         FOR THE THREE MONTHS
                                                                                                            ENDED MARCH 31,
                                                                                                         ---------------------
                                                                                                            1997       1996
                                                                                                         ----------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Income for the Period..........................................................................  $   35,736  $  21,867

    Adjustments to Reconcile Net Income to Net Cash

    Provided by Operating Activities:
      Depreciation and Amortization....................................................................      12,557     11,702
      Provision for Noncurrent Deferred Income Taxes...................................................       1,597      1,396

      Changes in Assets and Liabilities, Net of Acquisitions:
        Receivables....................................................................................      12,826     (9,300)
        Current Deferred Income Taxes..................................................................        (244)     4,081
        Inventories....................................................................................      (2,531)    (1,465)
        Prepaids and Other Current Assets..............................................................         425       (922)
        Noncurrent Deferred Income Tax.................................................................        (393)    --
        Other Noncurrent Assets........................................................................        (672)    (1,216)
        Deferred Revenue...............................................................................       6,905      1,547
        Other Current Liabilities......................................................................     (27,980)   (16,084)
      Other, Net.......................................................................................        (741)       286
                                                                                                         ----------  ---------
          Total Adjustments............................................................................       1,749     (9,975)
                                                                                                         ----------  ---------
          Net Cash Provided by Operating Activities....................................................      37,485     11,892
                                                                                                         ----------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Sale of Property and Equipment.....................................................................           3        497
    Capital Expenditures...............................................................................      (4,641)    (4,034)
    Capitalized Software...............................................................................      (6,341)    (6,070)
    Purchases of Businesses, Net of Cash Acquired......................................................        (117)    (4,000)
    Proceeds from Sale or Maturity of Investments......................................................         930      3,999
    Purchase of Investments............................................................................      --         (4,480)
    Other..............................................................................................        (170)       430
                                                                                                         ----------  ---------
          Net Cash Used in Investing Activities........................................................     (10,336)   (13,658)
                                                                                                         ----------  ---------
          NET CASH PROVIDED (USED) BEFORE FINANCING ACTIVITIES.........................................      27,149     (1,766)
                                                                                                         ----------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from Issuance of Common Stock.............................................................      15,627      6,438
    Repayment of Long-Term Debt........................................................................         (36)      (379)
    Repayment of Capital Leases........................................................................         (70)      (208)
    Purchase of Treasury Stock.........................................................................        (401)    (1,026)
    Payment of Dividends...............................................................................      (1,812)    (2,409)
                                                                                                         ----------  ---------
          Net Cash Provided by Financing Activities....................................................      13,308      2,416
                                                                                                         ----------  ---------
INCREASE IN CASH AND CASH EQUIVALENTS..................................................................      40,457        650
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD.......................................................     160,363     86,612
                                                                                                         ----------  ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD.............................................................  $  200,820  $  87,262
                                                                                                         ----------  ---------
                                                                                                         ----------  ---------
CASH PAID DURING THE PERIOD FOR:
    Interest...........................................................................................  $       64  $     335
    Income Taxes.......................................................................................  $   16,213  $   4,841

        The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

                                 HBO & COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    1. The consolidated financial statements include all adjustments that, in the opinion of management, are necessary for a fair presentation of the results for the periods indicated. All such adjustments are of a normal recurring nature. Quarterly results of operations are not necessarily indicative of annual results. Certain previously reported amounts have been reclassified to conform to the current presentation. These statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the HBO & Company ("the Company" or "HBOC") 1996 Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

    2. As of March 31, 1997, there was no outstanding balance on the Company's $30 million long-term revolving credit agreement. Interest is payable at the Company's option of prime or LIBOR plus a margin determined by certain of the Company's financial ratios (6.3125% as of March 31, 1997). A variable commitment fee on the revolving credit agreement is payable quarterly on the unused portion of the commitment (0.1875% for the first quarter of 1997). The agreement, which expires June 30, 1997, contains certain net worth, income, cash flow and financial ratio covenants. The Company is in compliance with these covenants at March 31, 1997.

    The Company had an agreement with a financial institution whereby the Company could sell on an ongoing basis, with partial recourse, an undivided interest in a pool of customer receivables. As of March 31, 1997, the amount available to be sold was $30 million and the amount sold was $5 million. Interest was payable at the Company's option of prime or LIBOR plus a margin determined by certain of the Company's financial ratios (6.3125% as of March 31, 1997). The Company, as agent for the purchaser, retained collection and administrative responsibilities for the receivables sold. This agreement was canceled on April 7, 1997.

    3. On February 11, 1997, the Company announced it had signed a definitive agreement to acquire AMISYS Managed Care Systems, Inc. (AMISYS), a leading provider of information systems for managed care entities and other parties that assume financial risk for healthcare populations. The acquisition, which is subject to regulatory and AMISYS stockholder approval, will be accounted for as a pooling of interests and is anticipated to close during the second quarter of 1997. Assuming consummation of the transaction, AMISYS stockholders will receive
0.35 of a share of HBOC common stock for each share of AMISYS common stock, or approximately 3.1 million HBOC shares.

    4. On March 14, 1997, the Company announced it had signed a definitive agreement to acquire Enterprise Systems, Inc. (ESi), a leading developer of resource management solutions, including materials management, operating room logistics, scheduling and financial management. The stockholders of ESi will receive a maximum of approximately 4.7 million shares of HBOC common stock in the transaction with the exchange ratio determined by averaging the closing HBOC stock price for a specified period of 20 trading days preceding the closing of the transaction. The acquisition, which is subject to regulatory and ESi stockholder approval, will be accounted for as a pooling of interests and is anticipated to close during the second quarter of 1997.

    5. During the first quarter of 1997, the Financial Accounting Standards Board (FASB) issued Statement No. 128, Earnings Per Share. This statement sets out new guidelines for the calculation and presentation of earnings per share but cannot be adopted until December 31, 1997. The following table presents a reconciliation of basic and diluted weighted average shares outstanding and a pro forma calculation of earnings per share using the guidelines of Statement No. 128.

                                                                                              FOR THE THREE MONTHS
                                                                                                ENDED MARCH 31,
                                                                                              --------------------
(000 OMITTED EXCEPT PER SHARE DATA)                                                             1997       1996
--------------------------------------------------------------------------------------------  ---------  ---------
Basic weighted average shares outstanding...................................................     90,917     89,136
ADD: Shares of common stock assumed issued upon exercise of stock options using the
  "treasury stock" method as it applies to the computation of diluted earnings per share....      3,143      3,437
                                                                                              ---------  ---------
Diluted weighted average shares outstanding.................................................     94,060     92,573
                                                                                              ---------  ---------
                                                                                              ---------  ---------
Net earnings used in the computation of basic and diluted earnings per share................  $  35,736  $  21,867
                                                                                              ---------  ---------
                                                                                              ---------  ---------
Earnings per share
  Basic.....................................................................................  $    0.39  $    0.25
                                                                                              ---------  ---------
                                                                                              ---------  ---------
  Diluted...................................................................................  $    0.38  $    0.24
                                                                                              ---------  ---------
                                                                                              ---------  ---------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

QUARTER ENDED MARCH 31, 1997, COMPARED TO QUARTER ENDED MARCH 31, 1996:

SUMMARY

    For the quarter ended March 31, 1997, HBO & Company recorded earnings per share of $.38, a 58% increase over earnings per share of $.24 for the first quarter of 1996. Total revenue for the first quarter of 1997 increased 27% to $219.9 million from $172.5 million in the first quarter of 1996, primarily due to strong software license fee, hardware and service revenue. Operating expense increased only 18% for the first quarter of 1997 compared to the same period in 1996. The Company continues to make progress in the area of employee productivity, with revenue per average employee at March 31, 1997, of $192,000, up from $160,000 at March 31, 1996. The combined changes in revenue and expense increased operating income for the first quarter of 1997 by 65% to $57.8 million from $35.0 million for the first quarter of 1996.

REVENUE

    Software license fee revenue grew 55% to $67.9 million for the first quarter of 1997 compared to $43.9 million for the same period in 1996. This increase was primarily due to the continuing strong demand for the STAR 2000 and Pathways 2000-Registered Trademark- line of enterprisewide solutions, including a significant increase in the sale of Pathways Homecare, HBOC's solution for the home health industry, and the Company's physician practice management products. The significant growth in sales from these products demonstrates not only the Company's ability to quickly integrate products into its portfolio, but also the growing desire of customers to partner with a single vendor for solutions that span the full continuum of care.

    Hardware revenue increased 29% to $30.4 million for the first quarter of 1997, compared to $23.6 million for the same period in 1996. This increase was primarily from hardware related to the strong sales of RISC-based processors sold in conjunction with the software sales discussed above.

    Implementation and one-time services revenue for the first quarter of 1997 increased 30% to $36.6 million from $28.1 million for the first quarter of 1996. This increase was primarily due to the numerous implementations resulting from strong system sales of the Company's STAR 2000 and Pathways 2000 products. The Company continues to invest in programs designed to streamline the implementation process by giving customer organizations more control over their implementation process and the extent of HBOC involvement. As a result, the productivity of the Company's implementation personnel continues to improve.

    Maintenance and support revenue increased 9% to $49.6 million for the first quarter of 1997 compared to $45.5 million for the same period in 1996. This increase is the result of an annual price increase, new maintenance contracts from increased software sales and the expansion of the customer base. To manage this growth and increase customer satisfaction, the Company has completed the implementation of a central support system for the entire employee and customer base.

    Outsourcing revenue increased 49% in the first quarter of 1997 compared to the first quarter of 1996. This increase was mainly in international outsourcing revenue from a new site, which began operations on January 1, 1997, and which performs computer processing operations for healthcare providers in the South Thames region of the United Kingdom.

    Systems revenue, which represents all software and hardware revenue, increased to 45% of total revenue in the first quarter of 1997 compared to 39% for the first quarter of 1996. This increase was mainly due to growth in software revenues to 31% of revenue for the first quarter of 1997 compared to 25% for the same period in 1996.

EXPENSE

    Cost of operations as a percent of revenue decreased to 43% for the first quarter of 1997, from 45% in the first quarter of 1996. This decrease was primarily the result of employee productivity enhancements in implementation and support, and strong high-margin software sales. In conjunction with decreases in cost of operations as a percent of revenue, the gross margin for the first quarter of 1997 grew to 57% from 55% for the first quarter of 1996. Total cost of operations expense increased in the first quarter of 1997 compared to the same period in 1996, primarily due to increased hardware costs associated with the growth in hardware sales, increased software royalties expense due to increases in software sales and increased personnel expense due to the overall growth of the Company.

    Marketing expense as a percent of revenue decreased slightly to 14% for the first quarter of 1997 from 15% for the same period in 1996. Marketing expense increased in the first quarter of 1997 primarily due to higher personnel and commission expenses directly related to the growth in size and revenue of the Company.

    Research and development (R&D) expense as a percent of revenue decreased slightly to 7% for the first quarter of 1997 compared to 8% for the same period in 1996. The R&D capitalization rate decreased to 29% for the first quarter of 1997 from 30% for the same period in 1996. The R&D capitalization rate continues to decrease as the business groups from 1996 acquisitions fully adopt the more conservative capitalization policies of HBOC. The increase in actual R&D expense is mainly due to increases in personnel and facilities cost associated with growth in the Company.

    General and administrative (G&A) expense as a percent of revenue decreased to 9% in the first quarter of 1997 from 12% in the first quarter of 1996. G&A expense is growing at a slower rate than revenue due to the Company's ability to leverage its fixed costs and increase efficiencies. Actual G&A expense decreased slightly for the first quarter of 1997 compared to the same period in 1996.

    For the first quarter of 1997 compared to the same period in 1996, operating expense grew at a slower rate than revenue due to strong software sales, successful cost-control programs and productivity enhancements. Total operating income increased 65% for the first quarter of 1997 compared to the same period in 1996. In addition, operating income as a percent of revenue increased to 26% for the first quarter of 1997 from 20% for the first quarter of 1996. These increases represent a significant growth in volume and increased efficiency in operations.

    The tax rate increased to 40% for the first quarter of 1997 from 39% for the first quarter of 1996. This increase was due to the September 1996 pooling acquisition of Management Software, Inc. which had formerly been a Subchapter S Corporation and therefore did not provide for corporate taxes on a historical basis.

LIQUIDITY AND CAPITAL RESOURCES

MARCH 31, 1997, COMPARED TO DECEMBER 31, 1996:

    The Company continues to improve the strength and quality of its balance sheet. At March 31, 1997, with $220 million in cash and short-term investments, no bank debt and an improving current ratio, the Company remains well-positioned for continued growth.

    During the first quarter of 1997, the Company generated $37.5 million in cash flow from operations. The Company used $10.3 million in investing activities, primarily consisting of $6.3 million for software development capitalization and $4.6 million for capital expenditures. An additional $13.3 million was provided from financing activities, primarily proceeds from the issuance of common stock. As a result, the Company's cash balance increased by 25% to $201 million at March 31, 1997, from $160 million at December 31, 1996.

    The Company's current ratio increased to 1.96:1 at March 31, 1997, from 1.64:1 at December 31, 1996. Current assets increased $26 million, primarily reflecting a large increase in cash, partially offset by a decrease in receivables. Receivables as a percent of current assets decreased to 51% at March 31, 1997, from 56% at December 31, 1996. The Company's management places a high priority on the area of receivables and the Company continues to maintain a low delinquency rate. Current liabilities decreased $37 million, mainly due to the pay-down of year-end accruals.

    The Company has access to several financing sources, including a $5 million line of credit and a $30 million revolving credit agreement. As of March 31, 1997, there were no outstanding balances on either. Management believes that the Company's cash flow from operations and amounts available under existing credit arrangements are sufficient to meet ongoing operational and capital expenditure requirements, as well as to fund costs associated with future equity acquisitions and small acquisitions for cash.

FORWARD-LOOKING STATEMENTS

    This report contains certain forward-looking statements, which are qualified by the risks and uncertainties described from time to time in HBOC's reports filed with the Securities and Exchange Commission, including the Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

                              ARTHUR ANDERSEN LLP

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and

Board of Directors of
HBO & Company:

    We have reviewed the accompanying consolidated condensed balance sheet of HBO & COMPANY (a Delaware corporation) AND SUBSIDIARIES as of March 31, 1997 and the related statements of income and cash flows for the three-month period then ended. These financial statements are the responsibility of the Company's management.

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

                                                   ARTHUR ANDERSEN LLP

Atlanta, Georgia
April 16, 1997

                           PART II--OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits:                                                                                 PAGE
                                                                                              -----
       2a  Agreement of Merger dated February 10, 1997, by and among HBO & Company, HBO &
           Company of Georgia, and AMISYS Managed Care Systems, Inc. Incorporated by
           reference from Exhibit 2 to the registrant's Registration Statement on Form
           S-4
           (File No. 333-22929)..........................................................         n/a
       2b  Agreement of Merger dated March 13, 1997, by and among HBO & Company, HBO &
           Company of Georgia, and Enterprise Systems, Inc. Incorporated by reference from Exhibit 2 to the registrant's Registration Statement on Form S-4 (File
           No. 333-     )................................................................         n/a
       11  Statement regarding computation of per share earnings.........................
       15  Letter re: unaudited interim financial information............................
       27  Financial Data Schedule.......................................................

    (b) Reports on Form 8-K filed during the quarter ended March 31, 1997, or subsequent to that date but prior to the filing date of this Form 10-Q:

FORM 8-K DATED FEBRUARY 11, 1997:

    Reporting under Item 5 that on February 11, 1997, the Board of Directors of HBO & Company declared a quarterly cash dividend of $.02 per share payable on April 22, 1997, to stockholders of record on March 31, 1997.

    Reporting under Item 5 the unaudited combined operations for the first full month subsequent to the December 9, 1996, pooling acquisition of GMIS Inc., as follows: revenue and net income for January 1997 was $50.7 million and $4.9 million, respectively; revenue and net income for January 1996 was $47.6 million and $2.8 million, respectively.

    Reporting under Item 5 that on February 11, 1997, the Company announced it had signed a definitive agreement to acquire AMISYS Managed Care Systems, Inc. (AMISYS), a leading provider of information systems for managed care entities and other parties that assume financial risk for healthcare populations. The acquisition, which is subject to regulatory and AMISYS stockholder approval, will be accounted for as a pooling of interests and is scheduled to close during the second quarter of 1997. Assuming consummation of the transaction, AMISYS stockholders will receive 0.35 of a share of HBOC common stock for each share of AMISYS common stock.

FORM 8-K DATED MARCH 19, 1997:

    Reporting under Item 5 that on March 14, 1997, the Company announced it had signed a definitive agreement to acquire Enterprise Systems, Inc. (ESi), a leading developer of resource management solutions including materials management, operating room logistics, scheduling and financial management. The stockholders of ESi will receive shares of HBOC common stock in the transaction and the exchange ratio will be determined by averaging the closing HBOC stock price for a specified period of 20 trading days preceding the closing of the transaction. The acquisition, which is subject to regulatory and ESi stockholder approval, will be accounted for as a pooling of interests and is anticipated to close during the second quarter of 1997.

                                   SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                 HBO & COMPANY
                                                                  (Registrant)

Date: May 15, 1997                           By:        /s/ JAY P. GILBERTSON
                                                        ------------------------------------------
                                                        Jay P. Gilbertson
                                                        EXECUTIVE VICE PRESIDENT,
                                                        CHIEF FINANCIAL OFFICER, TREASURER,
                                                        PRINCIPAL ACCOUNTING OFFICER AND SECRETARY