Form 10-Q/A
period 1997-03-31
HBO & CO
filed 1997-05-15
CIK 310377

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-Q/A

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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

    Item 6 of the Registrant's 10-Q filed on May 15, 1997 is hereby amended and restated as follows:

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits:                                                                                 PAGE
                                                                                              -----
       2a  Agreement of Merger dated February 10, 1997, by and among HBO & Company, HBO &
           Company of Georgia, and AMISYS Managed Care Systems, Inc. Incorporated by
           reference from Exhibit 2 to the registrant's Registration Statement on Form
           S-4
           (File No. 333-22929)..........................................................         n/a
       2b  Agreement of Merger dated March 13, 1997, by and among HBO & Company, HBO &
           Company of Georgia, and Enterprise Systems, Inc. Incorporated by reference from Exhibit 2 to the registrant's Registration Statement on Form S-4 (File
           No. 333-27045)................................................................         n/a
       11  Statement regarding computation of per share earnings.........................
       15  Letter re: unaudited interim financial information............................
       27  Financial Data Schedule.......................................................

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