Form 10-Q
period 1997-06-30
HBO & CO
filed 1997-08-06
CIK 310377

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549
                            ------------------------

                                   FORM 10-Q
                                ---------------

/X/        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

                                       OR

/ /        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission file number 0-9900

                                 HBO & COMPANY

             (Exact name of registrant as specified in its charter)

         DELAWARE                37-0986839
     (State or other          (I.R.S. Employer
     jurisdiction of
     incorporation or          Identification
      organization)                Number)

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

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

    Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

              CLASS                         SHARES OUTSTANDING AT JULY 31, 1997
----------------------------------  ----------------------------------------------------
   Common Stock, $.05 par value                          98,978,153

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         PART 1--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                     CONSOLIDATED BALANCE SHEETS--UNAUDITED
                                 (000 OMITTED)

                                                                                         JUNE 30,    DECEMBER 31,
                                                                                           1997          1996
                                                                                       ------------  ------------
                                                     ASSETS
CURRENT ASSETS:
  Cash and Cash Equivalents..........................................................  $    261,273   $  199,959
  Short-Term Investments.............................................................        33,825       25,639
  Receivables, Net of Allowance For Doubtful Accounts of $13,757 and $10,770.........       325,505      331,598
  Current Deferred Income Taxes......................................................        31,253       25,020
  Inventories........................................................................         7,237        7,025
  Prepaids and Other Current Assets..................................................        16,545       16,557
                                                                                       ------------  ------------
    Total Current Assets.............................................................       675,638      605,798
                                                                                       ------------  ------------
INTANGIBLES
  Net of Accumulated Amortization of $39,791 and $31,967.............................       171,056      181,440
CAPITALIZED SOFTWARE
  Net of Accumulated Amortization of $44,542 and $38,251.............................        67,621       62,677
PROPERTY AND EQUIPMENT
  Net of Accumulated Depreciation of $120,082 and $110,468...........................        71,869       55,839
DEFERRED INCOME TAXES................................................................        40,123       39,869
OTHER NONCURRENT ASSETS, NET.........................................................         8,380       13,724
                                                                                       ------------  ------------
TOTAL ASSETS.........................................................................  $  1,034,687   $  959,347
                                                                                       ------------  ------------
                                                                                       ------------  ------------
                                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Deferred Revenue...................................................................  $     99,570   $   98,178
  Other Current Liabilities..........................................................       204,362      238,212
                                                                                       ------------  ------------
    Total Current Liabilities........................................................       303,932      336,390
                                                                                       ------------  ------------
LONG-TERM DEBT.......................................................................           155          192
OTHER LONG-TERM LIABILITIES..........................................................         8,145        7,054
                                                                                       ------------  ------------
    Total Liabilities................................................................       312,232      343,636
                                                                                       ------------  ------------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Preferred Stock, 1,000 Shares Authorized and No Shares Issued......................       --            --
  Common Stock, $.05 Par Value, 250,000 Shares Authorized and 128,702 and 128,574
    Shares Issued....................................................................         6,434        6,428
  Additional Paid-in Capital.........................................................       562,024      514,698
  Retained Earnings..................................................................       227,440      171,466
                                                                                       ------------  ------------
                                                                                            795,898      692,592
  Treasury Stock, at Cost (29,971 and 31,535 Shares).................................       (73,443)     (76,881)
                                                                                       ------------  ------------
    Total Stockholders' Equity.......................................................       722,455      615,711
                                                                                       ------------  ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY...........................................  $  1,034,687   $  959,347
                                                                                       ------------  ------------
                                                                                       ------------  ------------

All prior periods have been restated to reflect the 1997 acquisitions of AMISYS
    Managed Care Systems, Inc. and Enterprise Systems, Inc. in pooling transactions.

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

                  CONSOLIDATED STATEMENTS OF INCOME--UNAUDITED
                    (000 OMITTED EXCEPT FOR PER SHARE DATA)

                                                                     THREE MONTHS ENDED       SIX MONTHS ENDED
                                                                          JUNE 30,                JUNE 30,
                                                                   ----------------------  ----------------------
                                                                      1997        1996        1997        1996
                                                                   ----------  ----------  ----------  ----------
REVENUE:
  Systems........................................................  $  133,714  $  102,999  $  246,882  $  182,406
  Services.......................................................     136,748     113,298     269,640     225,632
                                                                   ----------  ----------  ----------  ----------
    Total Revenue................................................     270,462     216,297     516,522     408,038
OPERATING EXPENSE:
  Cost of Operations.............................................     118,574      96,638     226,412     181,665
  Marketing......................................................      37,347      31,636      73,128      60,582
  Research and Development.......................................      20,316      19,359      39,536      37,158
  General and Administrative.....................................      23,538      24,784      47,152      48,571
  Nonrecurring Charge............................................      35,420       8,453      35,420       8,453
                                                                   ----------  ----------  ----------  ----------
    Total Operating Expense......................................     235,195     180,870     421,648     336,429
                                                                   ----------  ----------  ----------  ----------
OPERATING INCOME.................................................      35,267      35,427      94,874      71,609
Other Income, Net................................................       4,191       1,359       6,471       2,883
                                                                   ----------  ----------  ----------  ----------
Income Before Income Taxes.......................................      39,458      36,786     101,345      74,492
Provision for Income Taxes.......................................      15,783      14,471      40,538      29,254
                                                                   ----------  ----------  ----------  ----------
NET INCOME.......................................................  $   23,675  $   22,315  $   60,807  $   45,238
                                                                   ----------  ----------  ----------  ----------
                                                                   ----------  ----------  ----------  ----------
EARNINGS PER SHARE:
  Primary........................................................  $      .23  $      .22  $      .60  $      .45
                                                                   ----------  ----------  ----------  ----------
                                                                   ----------  ----------  ----------  ----------
  Fully Diluted..................................................  $      .23  $      .22  $      .60  $      .45
                                                                   ----------  ----------  ----------  ----------
                                                                   ----------  ----------  ----------  ----------
WEIGHTED AVERAGE SHARES OUTSTANDING:
  Primary........................................................     101,337      99,975     100,793      99,517
                                                                   ----------  ----------  ----------  ----------
                                                                   ----------  ----------  ----------  ----------
  Fully Diluted..................................................     101,569     100,169     100,998      99,971
                                                                   ----------  ----------  ----------  ----------
                                                                   ----------  ----------  ----------  ----------
CASH DIVIDENDS DECLARED PER SHARE................................  $      .02  $      .02  $      .04  $      .04
                                                                   ----------  ----------  ----------  ----------
                                                                   ----------  ----------  ----------  ----------

All prior periods have been restated to reflect the 1997 acquisitions of AMISYS
    Managed Care Systems, Inc. and Enterprise Systems, Inc. in pooling transactions.

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

                CONSOLIDATED STATEMENTS OF CASH FLOWS--UNAUDITED
                                 (000 OMITTED)

                                                                                             FOR THE SIX MONTHS
                                                                                               ENDED JUNE 30,
                                                                                           ----------------------
                                                                                              1997        1996
                                                                                           ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income for the Period..............................................................  $   60,807  $   45,238
  Adjustments to Reconcile Net Income to Net Cash
  Provided by Operating Activities:
    Depreciation and Amortization........................................................      28,303      25,425
    Nonrecurring Charge..................................................................      35,420       8,453
    Provision for Noncurrent Deferred Income Taxes.......................................       3,089       9,133
    Gain on Sale of Investments..........................................................      (1,582)     --
    Changes in Assets and Liabilities, Net of Acquisitions:
      Receivables........................................................................       5,383     (31,724)
      Current Deferred Income Taxes......................................................      (5,633)      1,481
      Inventories........................................................................        (212)      1,985
      Prepaids and Other Current Assets..................................................      (6,149)     (2,191)
      Noncurrent Deferred Income Tax.....................................................      (3,343)     --
      Other Noncurrent Assets............................................................         913      (1,529)
      Deferred Revenue...................................................................       1,392       2,805
      Other Current Liabilities..........................................................     (25,902)    (11,097)
    Other, Net...........................................................................        (120)         (5)
                                                                                           ----------  ----------
        Total Adjustments................................................................      31,559       2,736
                                                                                           ----------  ----------
        Net Cash Provided by Operating Activities........................................      92,366      47,974
                                                                                           ----------  ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Sale of Property and Equipment.........................................................       2,497         640
  Capital Expenditures...................................................................     (31,983)    (10,069)
  Capitalized Software...................................................................     (15,590)    (13,769)
  Purchases of Businesses, Net of Cash Acquired..........................................        (300)    (17,892)
  Proceeds from Sale or Maturity of Investments..........................................      36,349      12,727
  Purchase of Investments................................................................     (39,986)     (8,075)
  Other..................................................................................        (490)        477
                                                                                           ----------  ----------
        Net Cash Used in Investing Activities............................................     (49,503)    (35,961)
                                                                                           ----------  ----------
        Net Cash Provided Before Financing Activities....................................      42,863      12,013
                                                                                           ----------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from Issuance of Common Stock.................................................      23,100      10,669
  Repayment of Long-Term Debt............................................................        (447)       (759)
  Repayment of Capital Leases............................................................        (165)       (413)
  Purchase of Treasury Stock.............................................................        (401)     (1,026)
  Payment of Dividends...................................................................      (3,636)     (4,923)
                                                                                           ----------  ----------
        Net Cash Provided by Financing Activities........................................      18,451       3,548
                                                                                           ----------  ----------
INCREASE IN CASH AND CASH EQUIVALENTS....................................................      61,314      15,561
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD.........................................     199,959     103,369
                                                                                           ----------  ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD...............................................  $  261,273  $  118,930
                                                                                           ----------  ----------
                                                                                           ----------  ----------
CASH PAID DURING THE PERIOD FOR:
  Interest...............................................................................  $      116  $      578
  Income Taxes...........................................................................  $   26,856  $   10,925

All prior periods have been restated to reflect the 1997 acquisitions of AMISYS
    Managed Care Systems, Inc. and Enterprise Systems, Inc. in pooling transactions.

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    1. The consolidated financial statements include all adjustments that, in the opinion of management, are necessary for a fair presentation of the results for the periods indicated. All such adjustments are of a normal recurring nature. Quarterly results of operations are not necessarily indicative of annual results. Certain previously reported amounts have been reclassified to conform to the current presentation. These statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the HBO & Company (the "Company" or "HBOC") 1996 Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

    2. In the second quarter of 1997, the Company amended and restated its $50 million long-term revolving credit agreement. As of June 30, 1997, there was no outstanding balance on the agreement. Interest is payable at the Company's option of prime or LIBOR plus 0.5% (6.1875% as of June 30, 1997). A commitment fee of 0.25% per annum is payable quarterly on the unused portion of the commitment. The agreement, which expires June 30, 1999, contains certain net worth, cash flow and financial ratio covenants. The Company is in compliance with these covenants at June 30, 1997.

    The Company had an agreement with a financial institution whereby the Company could sell on an ongoing basis, with partial recourse, an undivided interest in a pool of customer receivables. This agreement was canceled on April 7, 1997.

    3. On June 13, 1997, the Company completed the acquisition of AMISYS Managed Care Systems, Inc. (AMISYS), a leading provider of information systems for managed care entities and other parties that assume financial risk for healthcare populations. The acquisition was accounted for as a pooling of interests, therefore all prior period amounts have been restated. AMISYS stockholders received 0.35 of a share of HBOC common stock for each share of AMISYS common stock, or approximately 2.7 million HBOC shares.

    4. On June 26, 1997, the Company completed the acquisition of Enterprise Systems, Inc. (ESi), a leading developer of resource management solutions, including materials management, operating room logistics, scheduling and financial management. The acquisition was accounted for as a pooling of interests, therefore all prior period amounts have been restated. The stockholders of ESi received 0.4579 of a share of HBOC common stock for each share of ESi common stock, or approximately 3.8 million HBOC shares.

    5. During the second quarter of 1997, the Company recorded a $35.4 million nonrecurring charge related to the acquisitions of AMISYS and ESi. The charge consisted of transaction costs of $5.8 million, write-downs of long-lived assets of $10.2 million, severance and employee-related costs of $6.6 million and other product-related costs of $12.8 million.

    6. During the first quarter of 1997, the Financial Accounting Standards Board (FASB) issued Statement No. 128, Earnings Per Share. This statement sets out new guidelines for the calculation and presentation of earnings per share but cannot be adopted until December 31, 1997. The following table presents a reconciliation of basic and diluted weighted average shares outstanding and a pro forma calculation of earnings per share using the guidelines of Statement No. 128.

                                                         FOR THE THREE MONTHS    FOR THE SIX MONTHS
                                                            ENDED JUNE 30,         ENDED JUNE 30,
                                                         ---------------------  ---------------------
(000 OMITTED EXCEPT PER SHARE DATA)                         1997       1996        1997       1996
-------------------------------------------------------  ----------  ---------  ----------  ---------
Basic weighted average shares outstanding..............      98,529     95,603      97,958     95,390
ADD: Shares of common stock assumed issued upon
  exercise of stock options using the "treasury stock"
  method as it applies to the computation of diluted
  earnings per share...................................       2,808      4,372       2,835      4,127
                                                         ----------  ---------  ----------  ---------
Diluted weighted average shares outstanding............     101,337     99,975     100,793     99,517
                                                         ----------  ---------  ----------  ---------
                                                         ----------  ---------  ----------  ---------
Net income used in the computation of basic and diluted
  earnings per share...................................  $   23,675  $  22,315  $   60,807  $  45,238
                                                         ----------  ---------  ----------  ---------
                                                         ----------  ---------  ----------  ---------
Earnings per share
  Basic................................................  $      .24  $     .23  $      .62  $     .47
                                                         ----------  ---------  ----------  ---------
                                                         ----------  ---------  ----------  ---------
  Diluted..............................................  $      .23  $     .22  $      .60  $     .45
                                                         ----------  ---------  ----------  ---------
                                                         ----------  ---------  ----------  ---------

    Excluding all nonrecurring charges, diluted earnings per share under the guidelines of Statement No. 128 would be as follows: $.44 and $.27 for the Three Months ended June 30, 1997 and 1996, respectively; and $.81 and $.51 for the Six Months ended June 30, 1997 and 1996, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
  CONDITION AND RESULTS OF OPERATIONS.

    IN THE SECOND QUARTER OF 1997, HBOC COMPLETED THE ACQUISITIONS OF AMISYS MANAGED CARE SYSTEMS, INC. (AMISYS) AND ENTERPRISE SYSTEMS, INC. (ESI) IN POOLING TRANSACTIONS. ALL PRIOR PERIOD INFORMATION HAS BEEN RESTATED FOR THESE TRANSACTIONS. UNLESS STATED OTHERWISE, ALL EXPENSE, INCOME AND PER SHARE AMOUNTS EXCLUDE THE $35.4 MILLION NONRECURRING CHARGE RELATED TO THE 1997 ACQUISITIONS OF AMISYS AND ESI, AND A SECOND QUARTER 1996 NONRECURRING CHARGE OF $8.5 MILLION RELATED TO AN ACQUISITION COMPLETED BY ESI.

RESULTS OF OPERATIONS

    QUARTER AND SIX MONTHS ENDED JUNE 30, 1997, COMPARED TO QUARTER AND SIX MONTHS ENDED JUNE 30, 1996:

SUMMARY

    For the quarter and six months ended June 30, 1997, HBOC posted earnings per share of $.44 and $.81, respectively, a 63% increase over earnings per share of $.27 for the second quarter of 1996 and a 62% increase over earnings per share of $.50 for the first six months of 1996. Including nonrecurring charges, earnings per share for the quarter and six months ended June 30, 1997, were $.23 and $.60, respectively, compared to $.22 and $.45 for the quarter and six months ended June 30, 1996.

    Total revenue for the second quarter of 1997 increased 25% to $270.5 million from $216.3 million in the second quarter of 1996, and 27% to $516.5 million from $408.0 million for the six months ended June 30, 1997, compared to the same period in 1996, primarily due to strong software license fee, service and hardware revenue.

    Operating expense excluding nonrecurring charges increased only 16% for the second quarter and 18% for the six months ended June 30, 1997, compared to the same periods in 1996. The Company continues to make progress in the area of employee productivity, with revenue per average employee at June 30, 1997 of $193,000, up from $164,000 at June 30, 1996.

    These changes in revenue and expense combined to boost net income for the quarter and six months ended June 30, 1997, by 64% to $44.9 million and 63% to $82.1 million, respectively. Including nonrecurring charges, net income increased 6% to $23.7 million and 34% to $60.8 million for the quarter and six months ended June 30, 1997, compared to the same periods in 1996.

REVENUE

    Software license fee revenue grew 31% to $86.0 million for the second quarter of 1997 and 40% to $163.6 million for the six months ended June 30, 1997, compared to the same periods in 1996. Contributing to these increases was the continuing strong demand for the Pathways 2000-Registered Trademark- line of enterprisewide solutions, including a significant increase in the sale of Pathways Homecare, HBOC's solution for the home health industry. The Company also experienced strong growth in its products for physician practices and in its TRENDSTAR-Registered Trademark- decision support software. In addition, HBOC's newest acquisition, ESi, closed its largest contract ever in the second quarter of 1997. The significant growth in sales from these products demonstrates not only the Company's ability to transition and quickly integrate products into its portfolio, but also the growing desire of customers to partner with a single vendor for solutions that span the full continuum of care.

    Hardware revenue increased 27% to $47.8 million for the second quarter and 27% to $83.3 million for the six months ended June 30, 1997, compared to the same periods in 1996. These increases were primarily from hardware related to the strong sales of RISC-based processors sold in conjunction with the previously mentioned software and a continuing effort to increase sales of add-on hardware to existing customers

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
  CONDITION AND RESULTS OF OPERATIONS. (CONTINUED) through an expanded sales center. Hardware margins have remained stable for the quarter and six months ended June 30, 1997 and also for the same periods in 1996.

    Implementation and one-time services revenue for the quarter and six months ended June 30, 1997, increased 40% to $45.2 million from $32.2 million, and 36% to $87.0 million from $63.8 million, compared to the same periods in 1996. This increase was primarily due to the numerous implementations resulting from strong system sales of the Company's STAR 2000, Pathways 2000 products and the newly acquired AMISYS products for the managed care industry. The Company continues to invest in programs designed to streamline the implementation process by giving customer organizations more control over their implementation process and the extent of HBOC involvement. As a result, the productivity of the Company's implementation personnel continues to improve across most business groups.

    Maintenance and support revenue increased 12% to $54.7 million for the second quarter of 1997 and 12% to $109.8 million for the six months ended June 30, 1997, compared to the same periods in 1996. This increase is the result of an annual price increase, new maintenance contracts from increased software sales and the expansion of the customer base. To manage this growth, improve employee productivity and increase customer satisfaction, the Company has completed the implementation of a central support system for the entire employee and customer base.

    Outsourcing revenue increased 44% for the second quarter of 1997 and 46% for the six months ended June 30, 1997, compared to the same periods in 1996. This increase was mainly in international outsourcing revenue from a new site, which began operations on January 1, 1997, and which performs computer processing operations for healthcare providers in the South Thames region of the United Kingdom.

    Systems revenue, which represents all software and hardware revenue, increased to 49% of total revenue for the second quarter of 1997 and to 48% for the six months ended June 30, 1997, compared to 48% and 45% for the same periods in 1996. These increases in systems revenue as a percent of total revenue, were mainly due to increases in software revenue as a percent of total revenue.

EXPENSE

    Cost of operations as a percent of revenue decreased to 44% from 45% in both the quarter and the six months ended June 30, 1997, compared to the same periods in 1996. These decreases were primarily a result of employee productivity enhancements in implementation and support, and strong high-margin software sales. In conjunction with decreases in cost of operations as a percent of revenue, the gross margin for the quarter and the six months ended June 30, 1997, was 56% for both periods, compared to 55% for the same periods in 1996. Cost of operations expense increased in both periods as compared to 1996 primarily due to increased personnel expense as a result of the overall growth of the Company, increased hardware costs associated with the growth in hardware sales and increased software royalties expense due to increases in software sales.

    Marketing expense as a percent of revenue decreased to 14% from 15% for both the quarter and six months ended June 30, 1997, compared to the same periods in 1996. Marketing expense increased for both periods primarily due to higher personnel and commission expenses related to the growth in size and revenue of the Company.

    Research and development (R&D) expense as a percent of revenue decreased to 8% from 9% for both the quarter and six months ended June 30, 1997, compared to the same periods in 1996. The R&D capitalization rate increased to 30% from 27% for the second quarter, and to 28% from 27% for the six months ended June 30, 1997, compared to the same periods in 1996. The R&D capitalization rates increased due to continued leveraging of fixed costs and the restatement of prior periods due to

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
  CONDITION AND RESULTS OF OPERATIONS. (CONTINUED) acquisitions. The increase in actual R&D expense is mainly due to increases in personnel costs associated with growth in the Company to handle the increased project load.

    General and administrative (G&A) expense as a percent of revenue decreased to 9% in the second quarter of 1997 from 11% in the second quarter of 1996, and to 9% for the six months ended June 30, 1997 from 12% for the same period in 1996. Actual G&A expense decreased slightly for both periods primarily due to realized cost saving from the integration of operations of acquired companies.

    Operating expense excluding nonrecurring charges grew at a slower rate than revenue for both the quarter and six months ended June 30, 1997, compared to the same period in 1996, due to strong software sales, successful cost-control programs and productivity enhancements. Total operating income increased 61% for the quarter and 63% for the six months ended June 30, 1997, compared to the same periods in 1996. In addition, operating income as a percent of revenue increased to 26% for the second quarter of 1997 from 20% for the second quarter of 1996, and to 25% for the six months ended June 30, 1997, compared to 20% for the same period in 1996. These increases represent a significant growth in volume and increased efficiency in operations.

    The tax rate increased to 40% for the quarter and six months ended June 30, 1997, from 39% for the same periods in 1996. This increase was due to the September 1996 pooling acquisition of Management Software, Inc. which had formerly been a Subchapter S Corporation and therefore did not provide for corporate taxes on a historical basis.

LIQUIDITY AND CAPITAL RESOURCES

    JUNE 30, 1997, COMPARED TO DECEMBER 31, 1996:

    The Company continues to improve the strength and quality of its balance sheet. At June 30, 1997, with $295 million in cash and short-term investments, no bank debt and an improving current ratio, the Company remains well-positioned for continued growth.

    During the first six months of 1997, the Company generated $92.4 million in cash flow from operations. The Company used $49.5 million in investing activities, primarily consisting of $15.6 million for software development capitalization and $32.0 million for capital expenditures. An additional $18.5 million was provided from financing activities, primarily proceeds from the issuance of common stock pursuant to employee benefit plans. As a result, the Company's cash balance increased 31% to $261 million at June 30, 1997, from $200 million at December 31, 1996.

    The Company's current ratio increased to 2.2:1 at June 30, 1997, from 1.8:1 at December 31, 1996. Current assets increased $70 million, primarily reflecting a large increase in cash and short-term investments, partially offset by a decrease in receivables. Receivables as a percent of current assets decreased to 48% at June 30, 1997, from 55% at December 31, 1996. The Company's management places a high priority on the area of receivables and the Company continues to maintain a low delinquency rate. Current liabilities decreased $32 million, mainly due to the pay-down of year-end accruals.

    The Company has access to several financing sources, including a $5 million line of credit and a $50 million revolving credit agreement. As of June 30, 1997, there were no outstanding balances on either. Management believes that the Company's existing cash and short-term investment balances, future cash flow from operations and amounts available under existing credit arrangements are sufficient to meet ongoing operational and capital expenditure requirements, as well as to fund costs associated with future equity acquisitions and small acquisitions for cash.

FORWARD-LOOKING STATEMENTS

    This report contains certain forward-looking statements, which are qualified by the risks and uncertainties described from time to time in HBOC's reports filed with the Securities and Exchange Commission, including the Annual Report on Form 10-K for the fiscal year ended December 31, 1996 and the Quarterly Report on Form 10-Q for the quarter ended March 31, 1997.

                              ARTHUR ANDERSEN LLP
                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and
Board of Directors of
HBO & Company:

    We have reviewed the accompanying consolidated condensed balance sheet of HBO & COMPANY (a Delaware corporation) AND SUBSIDIARIES as of June 30, 1997 and the related statement of income for the three-month and six-month periods ended June 30, 1997 and 1996, and the statement of cash flows for the six-month periods ended June 30, 1997 and 1996. These financial statements are the responsibility of the Company's management.

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

July 16, 1997

                           PART II--OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    The Company held its Annual Meeting of Stockholders on May 12, 1997. Of the 91,218,193 shares of common stock outstanding and entitled to vote at this meeting, 83,641,368 were represented at the meeting, in person or by proxy. The following matters were voted upon.

    1. The election of a Board of Directors consisting of eight persons named as nominees for Director in the Proxy Statement of the Company, to serve as Directors of the Company, each to serve until the next Annual Meeting of the Stockholders or until their successor shall have been elected. The result of the vote for each individual Director was:

                                                                                               FOR       WITHHOLD
                                                                                           ------------  ---------
Alfred C. Eckert III.....................................................................    82,941,043    700,325
Holcombe T. Green, Jr....................................................................    83,457,922    183,446
Philip A. Incarnati......................................................................    83,459,160    182,208
Alton F. Irby III........................................................................    83,459,974    181,394
Gerald E. Mayo...........................................................................    83,456,243    185,125
Charles W. McCall........................................................................    83,400,258    241,110
James V. Napier..........................................................................    83,447,979    193,389
Donald C. Wegmiller......................................................................    83,452,275    189,093

    Accordingly, all eight nominees were duly elected Directors of the Company.

    2. The approval of the HBO & Company Omnibus Stock Incentive Plan. The result of the vote was 48,034,912 shares in favor, 32,042,807 shares opposed, 202,864 shares abstained and 3,360,785 shares Broker non-vote. Accordingly, the Plan was approved.

    3. The ratification of the appointment of Arthur Andersen LLP as independent public accountants to audit the account of the Company for the fiscal year ending December 31, 1997. The result of the vote was 83,435,647 shares in favor, 110,622 shares opposed and 95,099 shares abstained. Accordingly, the appointment of Arthur Andersen LLP was ratified.

ITEM 5. OTHER INFORMATION

    The unaudited combined operations for the first full month subsequent to the June, 1997 pooling acquisitions of AMISYS and ESi were as follows:

                                                                                                 FOR THE MONTH
                                                                                                 ENDED JULY 31,
                                                                                              --------------------
(000 OMITTED)                                                                                   1997       1996
--------------------------------------------------------------------------------------------  ---------  ---------
Revenue.....................................................................................  $  66,765  $  52,099
Net Income..................................................................................  $   2,753  $    (313)

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits:

10         Second Amended and Restated Revolving Credit Agreement dated June 30, 1997 among HBO
           & Company, HBO & Company of Georgia, BankBoston, N.A., NationsBank of Texas, N.A.
           and other lending institutions, and BankBoston, N.A. as Agent.

11         Statement regarding computation of per share earnings...............................

15         Letter re: unaudited interim financial information..................................

27a        Financial Data Schedule.............................................................

27b        Financial Data Schedule restated for March 31, 1997.................................

27c        Financial Data Schedule restated for December 31, 1996..............................

27d        Financial Data Schedule restated for September 30, 1996.............................

27e        Financial Data Schedule restated for June 30, 1996..................................

27f        Financial Data Schedule restated for March 31, 1996.................................

27g        Financial Data Schedule restated for December 31, 1995..............................

27h        Financial Data Schedule restated for December 31, 1994..............................

(b) Reports on Form 8-K filed during the quarter ended June 30, 1997, or subsequent to that date but prior to the filing date of this Form 10-Q: NONE

                                   SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             HBO & COMPANY
                                             (Registrant)

Date: August 6, 1997                         By:        /s/ JAY P. GILBERTSON
                                                        ------------------------------------------
                                                        Jay P. Gilbertson
                                                        EXECUTIVE VICE PRESIDENT,
                                                        CHIEF FINANCIAL OFFICER, TREASURER,
                                                        PRINCIPAL ACCOUNTING OFFICER AND
                                                        SECRETARY