Form 10-Q
period 1997-09-30
HBO & CO
filed 1997-11-12
CIK 310377

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

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

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

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

    Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

           CLASS                 SHARES OUTSTANDING AT OCTOBER 31, 1997
  Common Stock, $.05 par                       199,833,622
           value

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         PART 1--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                     CONSOLIDATED BALANCE SHEETS--UNAUDITED
                                 (000 OMITTED)

                                                                                      SEPTEMBER 30,  DECEMBER 31,
                                                                                          1997           1996
                                                                                      -------------  ------------
ASSETS
CURRENT ASSETS:
  Cash and Cash Equivalents.........................................................   $   344,259    $  199,959
  Short-Term Investments............................................................        11,966        25,639
  Receivables, Net of Allowance For Doubtful Accounts of $13,588 and $10,770........       347,673       331,598
  Current Deferred Income Taxes.....................................................        22,128        25,020
  Inventories.......................................................................         5,838         7,025
  Prepaids and Other Current Assets.................................................        19,527        16,557
                                                                                      -------------  ------------
    Total Current Assets............................................................       751,391       605,798
                                                                                      -------------  ------------
INTANGIBLES
  Net of Accumulated Amortization of $43,816 and $31,967............................       166,653       181,440
CAPITALIZED SOFTWARE
  Net of Accumulated Amortization of $48,729 and $38,251............................        71,547        62,677
PROPERTY AND EQUIPMENT
  Net of Accumulated Depreciation of $126,070 and $110,468..........................        75,323        55,839
DEFERRED INCOME TAXES...............................................................        40,491        39,869
OTHER NONCURRENT ASSETS, NET........................................................         7,158        13,724
                                                                                      -------------  ------------
TOTAL ASSETS........................................................................   $ 1,112,563    $  959,347
                                                                                      -------------  ------------
                                                                                      -------------  ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Deferred Revenue..................................................................   $    87,153    $   98,178
  Other Current Liabilities.........................................................       205,299       238,212
                                                                                      -------------  ------------
    Total Current Liabilities.......................................................       292,452       336,390
                                                                                      -------------  ------------
LONG-TERM DEBT......................................................................           139           192
OTHER LONG-TERM LIABILITIES.........................................................         8,388         7,054
                                                                                      -------------  ------------
    Total Liabilities...............................................................       300,979       343,636
                                                                                      -------------  ------------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Preferred Stock, 1,000 Shares Authorized and No Shares Issued.....................       --             --
  Common Stock, $.05 Par Value, 250,000 Shares Authorized and 199,456 and 128,574
    Shares Issued...................................................................         9,973         6,428
  Additional Paid-in Capital........................................................       527,657       514,698
  Retained Earnings.................................................................       273,954       171,466
                                                                                      -------------  ------------
                                                                                           811,584       692,592
  Treasury Stock, at Cost (0 and 31,535 Shares)                                            --            (76,881)
                                                                                      -------------  ------------
    Total Stockholders' Equity......................................................       811,584       615,711
                                                                                      -------------  ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..........................................   $ 1,112,563    $  959,347
                                                                                      -------------  ------------
                                                                                      -------------  ------------

    All prior periods have been restated to reflect the 1997 acquisitions of AMISYS Managed Care Systems, Inc. and Enterprise Systems, Inc. in pooling transactions.

    The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

                  CONSOLIDATED STATEMENTS OF INCOME--UNAUDITED

                    (000 OMITTED EXCEPT FOR PER SHARE DATA)

                                                                     THREE MONTHS ENDED      NINE MONTHS ENDED
                                                                       SEPTEMBER 30,           SEPTEMBER 30,
                                                                   ----------------------  ----------------------
                                                                      1997        1996        1997        1996
                                                                   ----------  ----------  ----------  ----------
REVENUE:
  Systems........................................................  $  150,585  $  114,710  $  397,467  $  297,116
  Services.......................................................     139,015     116,646     408,655     342,278
                                                                   ----------  ----------  ----------  ----------
    Total Revenue................................................     289,600     231,356     806,122     639,394
OPERATING EXPENSE:
  Cost of Operations.............................................     124,838     101,361     351,250     283,026
  Marketing......................................................      39,126      33,225     112,254      93,807
  Research and Development.......................................      20,169      19,974      59,705      57,132
  General and Administrative.....................................      24,182      24,907      71,334      73,478
  Nonrecurring Charge............................................      --          26,214      35,420      34,667
                                                                   ----------  ----------  ----------  ----------
    Total Operating Expense......................................     208,315     205,681     629,963     542,110
                                                                   ----------  ----------  ----------  ----------
OPERATING INCOME.................................................      81,285      25,675     176,159      97,284
Other Income, Net................................................       4,108       1,289      10,579       4,172
                                                                   ----------  ----------  ----------  ----------
Income Before Income Taxes.......................................      85,393      26,964     186,738     101,456
Provision for Income Taxes.......................................      34,199      10,787      74,737      40,041
                                                                   ----------  ----------  ----------  ----------
NET INCOME.......................................................  $   51,194  $   16,177  $  112,001  $   61,415
                                                                   ----------  ----------  ----------  ----------
                                                                   ----------  ----------  ----------  ----------
EARNINGS PER SHARE:
  Primary........................................................  $      .25  $      .08  $      .55  $      .31
                                                                   ----------  ----------  ----------  ----------
                                                                   ----------  ----------  ----------  ----------
  Fully Diluted..................................................  $      .25  $      .08  $      .55  $      .31
                                                                   ----------  ----------  ----------  ----------
                                                                   ----------  ----------  ----------  ----------
WEIGHTED AVERAGE SHARES OUTSTANDING:
  Primary........................................................     204,720     199,772     201,958     198,731
                                                                   ----------  ----------  ----------  ----------
                                                                   ----------  ----------  ----------  ----------
  Fully Diluted..................................................     204,720     200,409     202,786     199,476
                                                                   ----------  ----------  ----------  ----------
                                                                   ----------  ----------  ----------  ----------
CASH DIVIDENDS DECLARED PER SHARE................................  $      .02  $      .01  $      .04  $      .03
                                                                   ----------  ----------  ----------  ----------
                                                                   ----------  ----------  ----------  ----------

    All prior periods have been restated to reflect the 1997 acquisitions of AMISYS Managed Care Systems, Inc. and Enterprise Systems, Inc. in pooling transactions.

    All share and per share amounts have been restated to reflect the September 1997 two-for-one stock split effected in the form of a stock dividend.

    The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

                CONSOLIDATED STATEMENTS OF CASH FLOWS--UNAUDITED

                                 (000 OMITTED)

                                                                                              FOR THE NINE MONTHS
                                                                                              ENDED SEPTEMBER 30,
                                                                                              --------------------
                                                                                                1997       1996
                                                                                              ---------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income for the Period.................................................................  $ 112,001  $  61,415
  Adjustments to Reconcile Net Income to Net Cash
  Provided by Operating Activities:
    Depreciation and Amortization...........................................................     42,926     39,381
    Nonrecurring Charge.....................................................................     35,420     34,667
    Net Loss on Sale of Assets..............................................................      1,448     --
    Provision for Noncurrent Deferred Income Taxes..........................................        647     11,708
    Changes in Assets and Liabilities, Net of Acquisitions:
      Receivables...........................................................................    (20,572)   (53,391)
      Current Deferred Income Taxes.........................................................      3,492        714
      Inventories...........................................................................      1,187      1,140
      Prepaids and Other Current Assets.....................................................     (9,109)    (1,159)
      Noncurrent Deferred Income Tax........................................................     (1,287)    --
      Other Noncurrent Assets...............................................................      2,755     (1,396)
      Deferred Revenue......................................................................    (11,025)    15,885
      Other Current Liabilities.............................................................     (4,343)   (28,118)
    Other, Net..............................................................................       (810)       548
                                                                                              ---------  ---------
      Total Adjustments.....................................................................     40,729     19,979
                                                                                              ---------  ---------
      Net Cash Provided by Operating Activities.............................................    152,730     81,394
                                                                                              ---------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Sale of Property and Equipment............................................................      3,525        739
  Capital Expenditures......................................................................    (42,463)   (17,327)
  Capitalized Software......................................................................    (23,747)   (20,945)
  Purchases of Businesses, Net of Cash Acquired.............................................       (300)   (17,970)
  Proceeds from Sale or Maturity of Investments.............................................     58,298     35,355
  Purchase of Investments...................................................................    (39,968)   (53,103)
  Other.....................................................................................       (490)       660
                                                                                              ---------  ---------
      Net Cash Used in Investing Activities.................................................    (45,145)   (72,591)
                                                                                              ---------  ---------
      Net Cash Provided Before Financing Activities.........................................    107,585      8,803
                                                                                              ---------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from Issuance of Common Stock....................................................     43,446     16,756
  Short-Term Borrowings.....................................................................     --            300
  Repayment of Long-Term Debt...............................................................       (471)    (4,527)
  Repayment of Capital Leases...............................................................       (207)      (527)
  Purchase of Treasury Stock................................................................       (441)    (1,026)
  Payment of Dividends......................................................................     (5,612)    (7,042)
                                                                                              ---------  ---------
      Net Cash Provided by Financing Activities.............................................     36,715      3,934
                                                                                              ---------  ---------
INCREASE IN CASH AND CASH EQUIVALENTS.......................................................    144,300     12,737
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD............................................    199,959    103,369
                                                                                              ---------  ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..................................................  $ 344,259  $ 116,106
                                                                                              ---------  ---------
                                                                                              ---------  ---------
CASH PAID DURING THE PERIOD FOR:
  Interest..................................................................................  $     125  $     807
  Income Taxes..............................................................................  $  30,680  $  21,651

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

    2. In the second quarter of 1997, the Company amended and restated its $50 million long-term revolving credit agreement. As of September 30, 1997, there was no outstanding balance under the agreement. Interest is payable at the Company's option of prime or LIBOR plus 0.5% (6.1563% as of September 30, 1997). A commitment fee of 0.25% per annum is payable quarterly on the unused portion of the commitment. The agreement, which expires June 30, 1999, contains certain net worth, cash flow and financial ratio covenants. The Company is in compliance with these covenants at September 30, 1997.

    The Company had an agreement with a financial institution whereby the Company could sell on an ongoing basis, with partial recourse, an undivided interest in a pool of customer receivables. This agreement was canceled on April 7, 1997.

    3. On June 13, 1997, the Company completed the acquisition of AMISYS Managed Care Systems, Inc. (AMISYS), a leading provider of information systems for managed care entities and other parties that assume financial risk for healthcare populations. The acquisition was accounted for as a pooling of interests; therefore, all prior period amounts have been restated. AMISYS stockholders received 0.175 of a share of HBOC common stock for each share of AMISYS common stock, or approximately 5.4 million HBOC shares.

    4. On June 26, 1997, the Company completed the acquisition of Enterprise Systems, Inc. (ESi), a leading developer of resource management solutions including materials management, operating room logistics, scheduling and financial management. The acquisition was accounted for as a pooling of interests; therefore, all prior period amounts have been restated. The stockholders of ESi received 0.22895 of a share of HBOC common stock for each share of ESi common stock, or approximately 7.6 million HBOC shares.

    5. During the second quarter of 1997, the Company recorded a $35.4 million nonrecurring charge related to the acquisitions of AMISYS and ESi. The charge consisted of transaction costs of $5.8 million, write-downs of long-lived assets of $10.2 million, severance and employee-related costs of $6.6 million and other product-related costs of $12.8 million.

    6. In August 1997, the Company declared a two-for-one stock split effected in the form of a stock dividend on all common stock outstanding, paid on September 10, 1997 to all stockholders of record on August 31, 1997. All per share and share amounts (except for stockholders' equity) have been restated.

    In addition on September 10, 1997, the Company retired all stock in the treasury.

    7. On September 29, 1997, the Company and HPR Inc. (HPR) announced they had signed a definitive agreement for HBOC to acquire HPR, a leading provider of clinical information systems for the managed care industry. The acquisition, which is subject to regulatory and HPR stockholder approval, will be accounted for as a pooling of interests and is presently anticipated to close during the fourth quarter of 1997. Terms of the acquisition call for HPR stockholders to receive .6 of a share of HBOC common stock for each share of HPR common stock.

    8. On October 3, 1997, the Company announced it had signed a definitive agreement to acquire National Health Enhancement Systems, Inc. (NHES), a leading provider of health information technology solutions specializing in demand and disease management products. The acquisition, which is subject to regulatory and NHES stockholder approval, will be accounted for as a pooling of interests and is presently anticipated to close during the fourth quarter of 1997. The stockholders of NHES will receive shares of HBOC common stock in the transaction, and the exchange ratio will be determined based upon the average closing HBOC stock price for a period of 20 trading days ending shortly before the closing of the transaction.

    9. During the first quarter of 1997, the Financial Accounting Standards Board (FASB) issued Statement No. 128, Earnings Per Share. This statement sets out new guidelines for the calculation and presentation of earnings per share but cannot be adopted until December 31, 1997. The following table presents a reconciliation of basic and diluted weighted average shares outstanding and a pro forma calculation of earnings per share using the guidelines of Statement No. 128.

                                                                       FOR THE THREE MONTHS
                                                                                              FOR THE NINE MONTHS
                                                                       ENDED SEPTEMBER 30,    ENDED SEPTEMBER 30,
                                                                       --------------------  ---------------------
                                                                         1997       1996        1997       1996
                                                                       ---------  ---------  ----------  ---------

                                                                           (000 OMITTED EXCEPT PER SHARE DATA)
Basic weighted average shares outstanding............................    198,611    191,760     196,816    191,109
ADD: Shares of common stock assumed issued upon exercise of stock options using the "treasury stock" method as it applies to the
  computation of diluted earnings per share..........................      6,109      8,012       5,142      7,622
                                                                       ---------  ---------  ----------  ---------
Diluted weighted average shares outstanding..........................    204,720    199,772     201,958    198,731
                                                                       ---------  ---------  ----------  ---------
                                                                       ---------  ---------  ----------  ---------
Net income used in the computation of basic and diluted earnings per share..............................................................  $  51,194  $  16,177  $  112,001  $  61,415
                                                                       ---------  ---------  ----------  ---------
                                                                       ---------  ---------  ----------  ---------
Earnings per share
  Basic..............................................................  $     .26  $     .08  $      .57  $     .32
                                                                       ---------  ---------  ----------  ---------
                                                                       ---------  ---------  ----------  ---------
  Diluted............................................................  $     .25  $     .08  $      .55  $     .31
                                                                       ---------  ---------  ----------  ---------
                                                                       ---------  ---------  ----------  ---------

    Excluding all nonrecurring charges, diluted earnings per share under the guidelines of Statement No. 128 would be as follows: $.25 and $.16 for the three months ended September 30, 1997 and 1996, respectively; and $.66 and $.41 for the nine months ended September 30, 1997 and 1996, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.

    IN THE FOLLOWING MANAGEMENT'S DISCUSSION, ALL EXPENSE, INCOME AND PER SHARE AMOUNTS EXCLUDE THE FOLLOWING NONRECURRING CHARGES: I) $35.4 MILLION RELATED TO THE SECOND QUARTER 1997 ACQUISITIONS OF AMISYS AND ESI; II) $8.5 MILLION RELATED TO A SECOND QUARTER 1996 ACQUISITION COMPLETED BY ESI; AND III) $26.2 MILLION RELATED TO THE THIRD QUARTER 1996 ACQUISITIONS OF CYCARE SYSTEMS, INC. AND MANAGEMENT SOFTWARE, INC.

RESULTS OF OPERATIONS

    QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 1997, COMPARED TO QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 1996:

SUMMARY

    For the quarter and nine months ended September 30, 1997, HBOC posted earnings per share of $.25 and $.66, respectively, a 56% increase over earnings per share of $.16 for the third quarter of 1996 and a 61% increase over earnings per share of $.41 for the nine-month period in 1996. Including nonrecurring charges, earnings per share for the quarter and nine months ended September 30, 1997, was $.25 and $.55, respectively, compared to $.08 and $.31 for the quarter and nine months ended September 30, 1996.

    Total HBOC revenue for the third quarter of 1997 increased 25% to $289.6 million from $231.4 million in the third quarter of 1996, and 26% to $806.1 from $639.4 million for the nine months ended September 30, 1997, compared to the same period in 1996. This growth was primarily due to strong software license fee, services and hardware revenue.

    Operating expense increased 16% for the third quarter and 17% for the nine months ended September 30, 1997, compared to the same periods in 1996. The Company continues to make progress in the area of employee productivity, with revenue per average employee at September 30, 1997 of $199,000, up from $172,000 at September 30, 1996.

    These changes in revenue and expense combined to boost net income for the quarter and nine months ended September 30, 1997, by 60% to $51.2 million and 62% to $133.3 million, respectively. Including nonrecurring charges, net income increased 216% to $51.2 million for the third quarter of 1997 and 82% to $112.0 million for the nine months ended September 30, 1997, compared to the same periods in 1996.

REVENUE

    Software license fee revenue grew 31% to $103.4 million for the third quarter of 1997 and 36% to $267.0 million for the nine months ended September 30, 1997, compared to the same periods in 1996. Contributing to these increases was the continuing strong demand for the Pathways 2000-Registered Trademark-line of enterprisewide solutions. The Company also experienced strong growth in its TRENDSTAR-Registered Trademark- decision support software and HBOC's newest acquisitions, AMISYS and ESi, continue to realize strong software sales. The significant growth in sales from these products demonstrates not only the Company's ability to transition and quickly integrate products into its portfolio, but also the growing desire of customers to partner with a single vendor for solutions that span the full continuum of care.

    Hardware revenue increased 31% to $47.2 million for the third quarter and 29% to $130.5 million for the nine months ended September 30, 1997, compared to the same periods in 1996. These increases were primarily from a continuing effort to increase sales of add-on hardware to existing customers through an expanded sales center and strong hardware sales in the payer market. Hardware margins have remained stable for the quarter and nine months ended September 30, 1997 and for the same periods in 1996.

    Implementation and one-time services revenue for the quarter and nine months ended September 30, 1997 increased 32% to $47.0 million from $35.7 million, and 35% to $133.9 million from $99.5 million, compared to the same periods in 1996. These increases were primarily due to the numerous implementations resulting from strong system sales of the Company's STAR 2000 and Pathways 2000 products as well as AMISYS products for the payer market. The Company continues to invest in programs designed to streamline the implementation process by giving customer organizations more control over their implementation process and the extent of HBOC involvement. As a result, the productivity of the Company's implementation personnel continues to improve across most business groups.

    Maintenance and support revenue increased 14% to $56.8 million for the third quarter of 1997 and 13% to $166.6 million for the nine months ended September 30, 1997, compared to the same periods in 1996. These increases were primarily the result of new maintenance contracts from increased software sales and the expansion of the customer base. To manage this growth, improve employee productivity and increase customer satisfaction, the Company is now using a single support system that allows faster resolution of issues that cross product lines and presents users with a common "look and feel" for all HBOC support processes.

    Outsourcing revenue increased 47% for both the third quarter of 1997 and the nine months ended September 30, 1997, compared to the same periods in 1996. These increases were mainly a result of international outsourcing revenue from HBOC UK's new data center, which performs computer processing operations for healthcare providers in the South Thames region of the United Kingdom.

    Systems revenue, which represents all software and hardware revenue, increased to 52% of total revenue for the third quarter of 1997 and to 49% for the nine months ended September 30, 1997, compared to 50% and 46% for the same periods in 1996. These increases in systems revenue as a percent of total revenue are expected as customers are purchasing multiple software applications at the same time which reduces the related one-time services revenue per product.

EXPENSE

    Cost of operations as a percent of revenue decreased to 43% for the third quarter of 1997 from 44% for the third quarter of 1996, and remained stable at 44% for the nine months ended September 30, 1997, compared to the same period in 1996. The gross margin for the third quarter of 1997 was 57% and 56% for the nine months ended September 30, 1997, compared to 56% for the same periods in 1996. Cost of operations expense increased in both periods as compared to 1996 primarily due to increased personnel expense as a result of the overall growth of the Company, increased hardware costs associated with the growth in hardware sales and increased software royalties expense due to increased software sales.

    Marketing expense as a percent of revenue remained stable at 14% for the third quarter of 1997 and decreased to 14% from 15% for the nine months ended September 30, 1997, compared to the same periods in 1996. Marketing expense increased for both periods primarily due to higher personnel expenses and increased user group conference attendance related to the growth in size and revenue of the Company.

    Research and development (R&D) expense as a percent of revenue decreased to 7% from 9% for both the quarter and nine months ended September 30, 1997, compared to the same periods in 1996. The R&D capitalization rate increased to 29% from 27% for the quarter and nine months ended September 30, 1997, compared to the same periods in 1996. The R&D capitalization rates increased due to continued leveraging of fixed costs, restatement of prior periods due to acquisitions, and increases in the number of capitalizable projects as the Company continues the integration of its enterprisewide solutions. The increase in actual R&D expense is mainly due to increases in personnel costs associated with growth in the Company to handle the increased project load, partially offset by reduced consulting expenditures.

    General and administrative (G&A) expense as a percent of revenue decreased to 8% in the third quarter of 1997 from 11% in the third quarter of 1996, and to 9% for the nine months ended September 30, 1997 from 12% for the same period in 1996. Actual G&A expense decreased slightly for both periods primarily due to realized cost savings from the integration of operations of acquired companies.

    Operating expense grew at a slower rate than revenue for both the quarter and nine months ended September 30, 1997, compared to the same periods in 1996, due to strong software sales, successful cost control programs and productivity enhancements. Total operating income increased 57% for the quarter and 60% for the nine months ended September 30, 1997, compared to the same periods in 1996. In addition, operating income as a percent of revenue increased to 28% for the third quarter of 1997 from 22% for the third quarter of 1996, and to 26% for the nine months ended September 30, 1997, compared to 21% for the same period in 1996. These increases represent a significant growth in volume and increased efficiency in operations.

    Total operating income including nonrecurring charges increased 217% for the quarter and 81% for the nine months ended September 30, 1997, compared to the same periods in 1996. Including nonrecurring charges, operating income as a percent of revenue increased to 28% for the third quarter of 1997 from 11% for the third quarter of 1996, and to 22% for the nine months ended September 30, 1997, compared to 15% for the same period in 1996.

    The tax rate remained constant at 40% for the quarters ended September 30, 1997 and 1996. The rate increased to 40% from 39% for the nine months ended September 30, 1997 compared to the same period in 1996. This increase was due to the September 1996 pooling acquisition of Management Software, Inc., which had formerly been a Subchapter S Corporation and therefore did not provide for corporate taxes on a historical basis.

LIQUIDITY AND CAPITAL RESOURCES

    SEPTEMBER 30, 1997, COMPARED TO DECEMBER 31, 1996:

    The Company continues to improve the strength and quality of its balance sheet. At September 30, 1997, with $356 million in cash and short-term investments, no bank debt and an improving current ratio, the Company remains well-positioned for continued growth.

    During the nine-month period ended September 30, 1997, the Company generated $152.7 million in cash flow from operations, an increase of 88% over the same period in 1996. For the first nine months of 1997, the Company used cash of $45.1 million in investing activities, primarily consisting of $42.5 million used for capital expenditures and $23.7 million used for software development capitalization, offset in part by a net $18.3 million of cash provided from investments. An additional $36.7 million was provided from financing activities, primarily proceeds from the issuance of common stock pursuant to employee benefit plans. As a result, the Company's cash balance increased 72% to $344 million at September 30, 1997, from $200 million at December 31, 1996.

    The Company's current ratio increased to 2.6:1 at September 30, 1997, from 1.8:1 at December 31, 1996. Current assets increased $146 million, primarily reflecting a large increase in cash. Receivables as a percent of current assets decreased to 46% at September 30, 1997, from 55% at December 31, 1996. The Company's management places a high priority on the area of receivables and the Company continues to monitor receivables performance closely. Current liabilities decreased $44 million, mainly due to the pay-down of year-end accruals and recognition of deferred annual maintenance fees.

    The Company has access to several financing sources, including a $5 million line of credit and a $50 million revolving credit agreement. As of September 30, 1997, there were no outstanding balances on either.

    Management believes that the Company's existing cash and short-term investment balances, anticipated future cash flow from operations and amounts available under existing credit arrangements are sufficient to meet ongoing operational and capital expenditure requirements, as well as to fund costs associated with future equity acquisitions and small acquisitions for cash.

FORWARD-LOOKING STATEMENTS

    This report contains certain forward-looking statements, which are qualified by the risks and uncertainties described from time to time in HBOC's reports filed with the Securities and Exchange Commission, including the Annual Report on Form 10-K for the fiscal year ended December 31, 1996 and the Quarterly Reports on Form 10-Q for the quarters ended March 31, 1997 and June 30, 1997.

                              ARTHUR ANDERSEN LLP

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and
Board of Directors of
HBO & Company:

    We have reviewed the accompanying consolidated condensed balance sheet of HBO & COMPANY (a Delaware corporation) AND SUBSIDIARIES as of September 30, 1997 and the related statement of income for the three-month and nine-month periods ended September 30, 1997 and 1996, and the statement of cash flows for the nine-month periods ended September 30, 1997 and 1996. These financial statements are the responsibility of the Company's management.

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

Atlanta, Georgia
October 17, 1997

                           PART II--OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

    (a) Exhibits:

2          Agreement of Merger dated September 29, 1997, by and among HBO &
             Company, HBO & Company of Georgia and HPR Inc.......................
11         Statement regarding computation of per share earnings.................
15         Letter re: unaudited interim financial information....................
27         Financial Data Schedule...............................................

    (b) Reports on Form 8-K filed during the quarter ended September 30, 1997, or subsequent to that date but prior to the filing date of this Form 10-Q:

    FORM 8-K DATED OCTOBER 3, 1997:

    Reporting under Item 5 that on September 29, 1997, the Company and HPR Inc.
    (HPR) announced they had signed a definitive agreement for HBOC to acquire HPR, a leading provider of clinical information systems for the managed care industry. The acquisition, which is subject to regulatory and HPR stockholder approval, will be accounted for as a pooling of interests and is presently anticipated to close during the fourth quarter of 1997. Terms of the acquisition call for HPR stockholders to receive .6 of a share of HBOC common stock for each share of HPR common stock.

    Also reporting under Item 5 that on October 3, 1997, the Company announced it had signed a definitive agreement to acquire National Health Enhancement Systems, Inc. (NHES), a leading provider of health information technology solutions specializing in demand and disease management products. The acquisition, which is subject to regulatory and NHES stockholder approval, will be accounted for as a pooling of interests and is presently anticipated to close during the fourth quarter of 1997. The stockholders of NHES will receive shares of HBOC common stock in the transaction, and the exchange ratio will be determined based upon the average closing HBOC stock price for a period of 20 trading days ending shortly before the closing of the transaction.

                                   SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                 HBO & COMPANY
                                                                  (Registrant)

Date: November 12, 1997                      By:                   /s/ JAY P. GILBERTSON
                                                        ------------------------------------------
                                                                     Jay P. Gilbertson
                                                         EXECUTIVE VICE PRESIDENT, CHIEF FINANCIAL
                                                         OFFICER, TREASURER, PRINCIPAL ACCOUNTING
                                                                   OFFICER AND SECRETARY