Form 10-K
period 1997-12-31
HBO & CO
filed 1998-03-12
CIK 310377

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                            ------------------------

                                   FORM 10-K

(Mark One)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM ______ TO ______

                         COMMISSION FILE NUMBER 0-9900

                                 HBO & COMPANY
             (Exact name of registrant as specified in its charter)

           DELAWARE                 37-0986839
 (State or other jurisdiction     (IRS Employer
     of incorporation or          Identification
        organization)                  No.)

  301 PERIMETER CENTER NORTH
       ATLANTA, GEORGIA               30346
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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. / /

    Aggregate market value of the voting stock held by nonaffiliates of the registrant, computed using the closing price as reported by The Nasdaq Stock Market's National Market for the Company's common stock on February 28, 1998:
$11,551,179,807.

    Indicate the number of shares outstanding of the registrant's common stock as of the latest practicable date:

                                     OUTSTANDING AT
                                      FEBRUARY 28,
              CLASS                       1998
----------------------------------  ----------------
Common Stock, $.05 par value......    213,416,717

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Annual Report to Stockholders for the year ended December 31, 1997, are incorporated by reference into Parts I, II and IV of this Form 10-K.

    Portions of the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 12, 1998, are incorporated by reference into Part III of this Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1: BUSINESS
  GENERAL

    OVERVIEW. HBO & Company (HBOC or the Company), incorporated in 1974, provides integrated patient care, clinical, financial, managed care and strategic management software solutions for the healthcare industry. These open systems applications facilitate the integration of clinical, financial and administrative data from a wide range of customer systems and software. HBOC's broad product portfolio can be implemented in a variety of combinations from stand-alone to enterprisewide, enabling healthcare organizations to add incremental capabilities to their existing information systems without making prior capital investments obsolete. HBOC also provides a full complement of network communications technologies, including wireless capabilities, as well as outsourcing services that are offered under contract management agreements whereby its staff manages and operates data centers, information systems, medical call centers, organizations and business offices of healthcare institutions of various sizes and structures. In addition, the Company offers a wide range of electronic commerce services, including electronic medical claims and remittance advice services as well as statement processing.

    HBOC markets its products and services to integrated health delivery networks, hospitals, physicians' offices, home health providers, pharmacies, reference laboratories, managed care providers and payors. HBOC also sells its products and services internationally through subsidiaries and/or distribution agreements in the United Kingdom, Canada, Ireland, Saudi Arabia, Kuwait, Australia, Puerto Rico and New Zealand.

    As of December 31, 1997, HBOC had 6,286 employees worldwide.

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

    To deliver care in a more cost-effective manner, providers are forming integrated health delivery networks that may include acute-care hospitals, physicians' offices, outpatient clinics, homecare, long-term care facilities and payor entities. The success of these comprehensive delivery networks is dependent on effectively managing and delivering information to caregivers and managers across multiple points of care.

    Traditionally, the acute-care hospital market has been the largest segment of healthcare information services. Industry analysts anticipate that the healthcare industry spent approximately $12 billion in 1997 for products and services to support automated information systems. Analysts also expect that information systems expenditures in healthcare will grow to $18 billion by the year 2000 as hospitals and other providers spend a larger percentage of their operating budgets on systems that will enable them to provide caregivers and managers with access to the information needed to quantify and control costs, a key mandate of managed care.

    In the 1997 Annual HIMSS/Hewlett-Packard Leadership Survey, an industry survey conducted by Hewlett-Packard at the Healthcare Information and Management Systems Society conference, 51 percent of the respondents stated that their information system investments will increase at a rate of 20 percent or more over the next two years. Fifty-six percent of respondents indicated that the need to control costs as the result of managed care pressures is a key business/operating imperative driving computerization in their organizations. In addition, 28 percent of the respondents noted that their most important information system priority was upgrading information technology infrastructure.

    With the increasing prevalence of managed care and capitation, healthcare information systems are evolving to meet new and more complex information requirements. Initially, these systems were financially oriented, focusing on the ability to capture charges and generate patient bills. However, as reimbursement has shifted more toward risk sharing and capitation, providers and payors alike need to better manage risk by controlling costs, demonstrating quality, measuring outcomes and influencing utilization. Because this requires integration of clinical and financial information, systems have evolved from processing billing information to include enterprisewide systems capable of capturing, storing and analyzing both clinical and financial data across the continuum of care.

    While the availability of a complete, timely and cost-effective patient-focused information system is essential to providing quality care and controlling costs, the source of patient information usually covers a number of different sites. Therefore, current and historical paper records must be made available by computer at all points of care. All players in the delivery network need information systems that can capture data at the point of care, communicate data across the continuum of care, and process and store large volumes of data necessary for the development of a lifelong computer-based patient record.

STRATEGY

    HBOC's strategy is to provide a comprehensive range of computer-based information systems and services designed to meet the evolving needs of health enterprises, thereby enabling healthcare organizations to add incremental capabilities to their existing information systems without making prior capital investments obsolete. The key elements of this strategy are as follows:

    LEVERAGE THE EXISTING CUSTOMER BASE. With one or more of its products installed in approximately 52 percent of the community hospitals (over 100 beds) in the United States, HBOC is a leader in the healthcare information systems marketplace. HBOC expands its customer base through sales and marketing efforts and through strategic acquisitions such as the 1997 acquisitions of Enterprise Systems, Inc. and HPR Inc., which had 1,000 hospital customers and 300 payor customers, respectively (see "Recent Acquisitions" below.) This expanded customer base offers HBOC significant opportunities to sell both additional applications of its product lines, including its Pathways
2000-Registered Trademark- enterprise solutions and its Payor Solutions Group medical management and business systems. In addition, HBOC believes its relationships with customers and its familiarity with their existing systems give HBOC an advantage over many of its competitors in marketing applications to meet the evolving needs of these customers. HBOC also seeks to further leverage its relationships with existing customers to access additional providers and payors throughout newly formed health delivery networks.

    PROVIDE ENTERPRISEWIDE SOLUTIONS TO THE EVOLVING HEALTHCARE MARKET. HBOC offers one of the broadest product lines in the healthcare information systems industry to serve the patient care, clinical, financial and strategic management needs of providers and payors. Through its Pathways 2000 family of enterprisewide information systems, HBOC facilitates the more efficient integration of delivery networks. HBOC's Pathways 2000 client/server applications are designed to provide a common information infrastructure that enables organizations to collect, manage and disseminate clinically oriented information organized on the basis of a patient's entire history of care regardless of the setting where care is delivered. Pathways 2000 provides the capability to create longitudinal computerized patient records as well as connectivity along the entire continuum of care, enabling users to access patient data from any point within an integrated delivery system.

    PROVIDE SUPERIOR INTEGRATION OF PRODUCTS AND DATA. HBOC's products offer healthcare organizations open system solutions with the flexibility to add incremental capabilities, which enables them to protect their capital investments. In addition, HBOC's client/server architecture facilitates the integration of clinical data with financial and administrative data from both HBOC and non-HBOC applications for efficient resource allocation, allowing organizations to benefit from price/performance advances. HBOC believes that these features will be of key significance to its customers as they face industry consolidation and evolve as part of integrated delivery systems.

    EXPAND INTO NEW MARKETS. HBOC strives to provide premier business-critical applications to every essential care setting as well as to the payor market. HBOC believes that as healthcare organizations expand and decentralize, management information requirements at the point of care will increase. HBOC is developing or has acquired client/server applications to meet these needs in the physician's office, home health market, reference laboratory and the payor market. The Company constantly reviews opportunities to develop or acquire applications for other components of the care delivery network, such as long-term care.

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

RECENT ACQUISITIONS

    A substantial portion of HBOC's recent growth has resulted from acquisitions of companies that have expanded its product lines and enhanced its installed customer base. The following table outlines acquisitions since 1993:

       DATE                ACQUIRED COMPANY                           PRIMARY SIGNIFICANCE
------------------  -------------------------------  -------------------------------------------------------
June 1993           Biven Software, Inc.             Managed care applications

December 1993       Data-Med Computer Services       Installed base of 100 hospitals in the United Kingdom
                    Limited

May 1994            IBAX Healthcare Systems          Presence in the IBM AS/400 market, installed base of
                                                       475 hospitals

September 1994      Serving Software, Inc.           Enterprisewide patient and resource scheduling software

December 1994       Care 2000, Inc.                  Case management methodologies

February 1995       Advanced Laboratory Systems,     Laboratory software for the healthcare and commercial
                    Inc.                               markets

June 1995           First Data Health Systems        Installed base of 500 hospitals
                    Corporation

July 1995           Pegasus Medical Ltd.             Electronic patient record built by physicians, for
                                                       physicians

September 1995      CliniCom Incorporated            Multidisciplinary point-of-care clinical information
                                                       systems

August 1996         CyCare Systems, Inc.             Physician group practice management solutions and
                                                       electronic data interchange services

September 1996      Management Software, Inc.        Homecare information solutions

       DATE                ACQUIRED COMPANY                           PRIMARY SIGNIFICANCE
------------------  -------------------------------  -------------------------------------------------------
December 1996       GMIS Inc.                        Data quality tools and decision support for payors

December 1996       Gemini Ltd.                      Remote processing services in the United Kingdom

June 1997           AMISYS Managed Care Systems,     Managed care information systems for the payor market
                    Inc.

June 1997           Enterprise Systems, Inc.         Resource management solutions including materials
                                                       management, general ledger, accounts payable, O.R.
                                                       and staff scheduling

October 1997        AT&T's UK Specialist Healthcare  Software and remote processing services, including the
                    Services Division                  ClearNET electronic commerce offering

December 1997       HPR Inc.                         Medical management solutions for payors

December 1997       National Health Enhancement      Medical call centers, computer telephony and disease
                    Systems, Inc.                      management

PRODUCT SUMMARY

    HBOC's products and services are designed to serve the information needs of all participants in the integrated health delivery system: the caregiver, in whatever discipline or capacity; the institution or enterprise, in whatever aspect of its business; and the patient (increasingly referred to by healthcare organizations as the "customer" or "member"), in whatever setting of care. Today, the health services delivery network through which these participants relate can include acute-care hospitals, outpatient clinics, physicians' offices, reference laboratories, commercial pharmacies, long-term care facilities, patients' homes and wellness centers. In addition, employers, payors and governmental agencies play a major role in directing how healthcare resources are deployed, which impacts capital spending by healthcare enterprises. (See "Factors Affecting Forward-Looking Statements.")

    To serve this wide-ranging and diverse network of health delivery, HBOC bases its offerings on a strategic mix of applications and technologies backed by implementation, support and other services. HBOC's product portfolio is organized into eight components: acute-care or HIS (hospital information systems), infrastructure, community health management, clinical management, practice management, access management, resource management and enterprise management. In addition, HBOC offers an extensive suite of services that allows healthcare organizations the flexibility to select the level of resources that most effectively serves their needs.

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

    COMMUNITY HEALTH MANAGEMENT -- These applications focus on managing the demand for healthcare services by predicting what care may be required, preventing illness and managing the care required as cost effectively as possible. Under a community health management strategy, the consumer is encouraged to partner with the health enterprise as his or her own care manager. Components of HBOC's community health management strategy include medical call center management to provide nurse triage and give consumers information on self-care, enabling and encouraging personal health management. Data analysis provides early identification of members with high-risk/high-cost diseases and health conditions, while guidelines and standards enable enterprises to improve care management processes. Finally, sophisticated computer telephony and "branded" Internet access provide electronic links between providers and consumers.

    CLINICAL MANAGEMENT -- Clinical applications facilitate and improve the actual practice of medicine in a variety of care settings, whether they be hospitals, physician office, home or clinic. Drawing from a common database of patient information, computer technology gives professionals immediate access to the critical information necessary to provide better quality care wherever they are in the delivery system. HBOC's point-of-care applications allow physicians and other clinicians to document patient information, establish and manage guidelines or standards of care, enter and manage orders, and view all results and clinical information. These clinical solutions support the need for collaboration among multiple disciplines and for integration with other information systems in the health delivery network.

    PRACTICE MANAGEMENT -- Practice management applications provide a comprehensive solution for medical groups and physician enterprises, whether they are independent or part of an integrated health network. With business office management as its cornerstone, HBOC's practice management solution gives physician groups or enterprises the flexibility to manage their business under many different organizational and reimbursement models. Also included are risk management and managed care capabilities, clinical systems for managing patient care, and scheduling that can handle multiple providers, facilities, and equipment within the enterprise. Additional capabilities to help accelerate cash flow, reduce costs and increase productivity include decision support, data quality analysis and electronic commerce.

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

    RESOURCE MANAGEMENT -- Resource management applications help healthcare organizations maximize the efficiency of healthcare delivery through better management of people, facilities, supplies, services and equipment. By integrating materials management, accounts payable/general ledger, surgical services management and staff scheduling functions, health enterprises can control and reduce the costs associated with various healthcare procedures. Besides the ability to link costs to clinical management for continuous quality improvement, organizations can better monitor and manage the supply chain from point-of-entry to point-of-use, eliminating nonproductive steps throughout the materials and financial management process. The result is more efficient care and a strong return on investment.

    ENTERPRISE MANAGEMENT -- Enterprise management applications facilitate and improve the management and operation of all aspects of the health enterprise -- for payors as well as providers. These applications focus on providing managers with the clinical, financial and other information necessary to contain costs while ensuring high-quality care. Examples include utilization management and accounts receivable management, as well as managed care contracting and member management applications.

    The following table outlines the principal products in each area:

                        PRODUCT                                                 DESCRIPTION
--------------------------------------------------------  --------------------------------------------------------
HIS:
STAR 2000, Precision 2000, Paragon(SM)                    RISC-based patient care, clinical and financial systems
HealthQuest-Registered Trademark- 2000, Plus 2000         IBM mainframe-based patient care, clinical and financial
                                                          systems
Series 2000, OR Series                                    IBM AS/400-based patient care, clinical, financial,
                                                          scheduling and management systems
Surgi-Server 2000, Omni-Server 2000, DME 2000             PC-based scheduling, management and equipment tracking
                                                          systems
Host 2000                                                 Tandem-based patient care management systems and remote
                                                          processing systems for patient financials
INFRASTRUCTURE:
Pathways Interface Manager                                Interface engine that manages network traffic and
                                                          performs protocol conversion and translation
Pathways Health Network Server                            Relational database and repository for all patient
                                                          information
Pathways Health Network Expert                            Enterprisewide expert person matching solution that
                                                          generates unique universal identifiers
Pathways Image Manager                                    Electronic imaging and storage solution
Connect Technology Group                                  Local and wide area networks and wireless technologies
Value Added Network                                       EDI capabilities that support the movement of
                                                          information among various sources
COMMUNITY HEALTH MANAGEMENT:
HBOC Call Center                                          Medical call center management, including self-care and
                                                          referral information, nurse triage, telephonic case
                                                          management and compliance management
Intelligent Voice Response                                Computer telephony, including health and referral
                                                          information, automation of patient test results
                                                          reporting and appointment confirmation
Clinical Care Management System                           Integrated system of applications and clinical knowledge
                                                          bases that supports the entire medical management
                                                          process, including focused case management,
                                                          authorization and referral management, disease
                                                          management, early identification of high-cost cases and
                                                          population-based health strategies.

                        PRODUCT                                                 DESCRIPTION
--------------------------------------------------------  --------------------------------------------------------
CLINICAL MANAGEMENT:
Pathways Coordinated Care                                 Enterprisewide solution for longitudinal health record
                                                          spanning all settings, includes results and profile
                                                          viewing, orders, guidelines, and alerts and reminders
Pathways Smart Medical Record-Registered Trademark-       Clinical information system for physician offices
Pathways Care Manager                                     Multidisciplinary point-of-care system for hospitals and
                                                          affiliated clinics
Pathways Homecare                                         Office clinical, personnel scheduling, point of care,
                                                          reimbursement, homecare pharmacy and home medical
                                                          equipment
Pathways Laboratory                                       Laboratory system that includes commercial, reference
                                                          and hybrid laboratory capabilities
PRACTICE MANAGEMENT:
Practice 2000                                             Application suite for the medical group enterprise that
                                                          includes the following products:
Pathways Practice Manager                                 Physician practice system with master patient index,
                                                          billing and registration capabilities
Pathways Smart Medical Record                             Clinical information system for physician offices
Pathways Managed Care                                     Risk management tool for the physician enterprise with
                                                          full-function management of contractual agreements for
                                                          providers, payors, HMOs, PPOs, PHOs and others
Practice Schedule Manager                                 Scheduling tool for the physician enterprise
Pathways Healthcare Scheduling                            Enterprisewide patient and resource scheduling
Pathways Decision Support                                 Enterprisewide decision support system
Physician Office Manager                                  Full-featured practice management system for smaller
                                                          physician practices
ACCESS MANAGEMENT:
Pathways Health Network Management                        Enterprisewide system for managing information about an
                                                          enrolled population
Pathways Authorization Management                         Authorization and referral tracking
Pathways Healthcare Scheduling                            Enterprisewide patient and resource scheduling system
Pathways Encounter Management                             Enterprisewide system for managing information about
                                                          patients' episodes of care
RESOURCE MANAGEMENT:
Nova.IDN-TM-                                              Client/server enterprisewide materials management system
Titan.IDN-TM-                                             Enterprisewide accounts payable/general ledger solution
Pathways Healthcare Scheduling                            Enterprisewide patient and resource scheduling system
Pathways Surgical Manager                                 Surgical services management, including scheduling,
                                                          perioperative charting, staff assignments, credentialing
                                                          and supplies
ESP-TM- For Windows                                       Enterprisewide staff scheduling

                        PRODUCT                                                 DESCRIPTION
--------------------------------------------------------  --------------------------------------------------------
ENTERPRISE MANAGEMENT:
Pathways Contract Management                              Monitoring and management of multiple varied contracts
                                                          for providers with managed care focus
Pathways Managed Care                                     Full-function management of contractual agreements for
                                                          providers and smaller IDNs
AMISYS-Registered Trademark-                              Whole-system managed care solution for large,
                                                          at-risk organizations
TRENDSTAR-Registered Trademark-                           Decision support system, including cost accounting,
                                                          budgeting and forecasting
QUANTUM-Registered Trademark-                             Enterprise information system
Pathways Decision Support                                 Enterprisewide decision support system
Autocoder-Registered Trademark-,                          Data quality/claims auditing tools for the payor market
  ClaimCheck-Registered Trademark-, ClaimCheck Dental,
  Clinical Payment Management System-TM- (includes
  CodeReview, ProMatch and Patterns Review)
Credentialing Management System                           Physician credentialing check system
Clinical Resource Management System-TM-,                  Comprehensive medical management system for payors
  ICAS-Registered Trademark-
EC2000                                                    Electronic commerce solutions, including claims
                                                          processing, eligibility, remittances and laser statement
                                                          printing

    In addition to the above applications, HBOC offers software applications provided by a host of industry-leading business partners. These partnerships also include value-added reseller agreements with computer hardware manufacturers such as Data General Corp., Digital Equipment Corp., Hewlett-Packard Co. and IBM Corp. In 1997, HBOC selected IBM as its exclusive Microsoft NT-Registered Trademark- platform development partner.

INTERNATIONAL OFFERINGS

    Most of the Pathways 2000 and HIS products in HBOC's product portfolio are offered internationally. In addition, products added to the HBOC product line with the acquisition of Data-Med Computer Services Limited in December 1993 are available in the United Kingdom, as are products added by the 1997 acquisition of AT&T UK Specialist Healthcare Services Division, including the TotalCARE offering that includes software solutions and remote processing services for financial and payroll areas. In most cases, the applications offered internationally have been customized or developed to meet the particular needs of the country in which they are implemented.

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

    ENTERPRISE SERVICES. HBOC provides a suite of specially developed services to serve the needs of enterprises whose dependence on information systems is growing. Those services include UNIX processing support, remote system monitoring and single-point issue resolution. In addition, the Company's service track implementation methodology provides a flexible suite of implementation services that can include an enterprise project manager to assist in planning, installing and supporting Pathways 2000 products. Other service areas include education, enterprise consulting, application-specific services, computer telephony and software product support, and services that assist customers in achieving year 2000 compliance.

    CONNECT TECHNOLOGY GROUP. To support the connectivity needs of healthcare organizations, medical group practices and their affiliates, the Connect Technology Group (CTG) provides total network installation and support. In addition, CTG offers a comprehensive Value Added Network, a suite of information services that extend local area networks outside of the hospital to include payors, vendors, financial institutions and the Internet. All together, HBOC's networking solutions provide customers with a complete network solution for electronic access throughout a provider enterprise.

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

    FIRST STRATEGIC GROUP. With the 1997 acquisition of National Health Enhancement Systems, Inc., HBOC added strategic marketing capabilities and sales consultation services related to medical call centers and general payor and provider market positioning needs. Services provided include the development of strategic marketing and marketing communications plans, managed care marketing, advertising campaigns and creative services for TV, radio, print, collateral and outdoor advertising, positioning and branding development, market research and syndicated marketing programs.

SOURCES OF REVENUE

    Information regarding sources of revenue is included in the table "Revenue by Business Region" on page 10 of the Company's Annual Report to Stockholders for the year ended December 31, 1997 (the Annual Report), and under the caption "Revenue Recognition" in Note 1 of "Notes to Consolidated Financial Statements" on pages 16 and 17 of the Annual Report, a copy of which is included as an exhibit to this Form 10-K and is incorporated herein by reference.

BACKLOG

    Information regarding backlog as of December 31, 1997, is included in the "Financial Review" section under the caption "General" on page 6 of the Annual Report, a copy of which is included as an exhibit to this Form 10-K and is incorporated herein by reference.

RESEARCH AND DEVELOPMENT

    The Company's product development effort applies advanced computer technology and installation methodologies to specific information processing needs of hospitals. The Company believes a substantial and sustained commitment to such research and development (R&D) is important to the long-term success of the business.

    Investment in software development, including both R&D expense as well as capitalized software, has increased as the Company has addressed new software applications and enhanced existing products for installed systems. The Company expensed $124 million (10% of revenue) for R&D activities during 1997, as compared to $112 million (12% of revenue) and $95 million (13% of revenue) during 1996 and 1995, respectively. The Company capitalized 28%, 25% and 28% of its R&D expenditures in 1997, 1996 and 1995, respectively.

    Information regarding R&D is included in the schedule "Five-Year Selected Financial Information" on page 5 of the Annual Report and under the captions "Capitalized Software" and "Nonrecurring Charges" in Note 1 of "Notes to Consolidated Financial Statements" on pages 16 and 17 of the Annual Report, a copy of which is included as an exhibit to this Form 10-K and is incorporated herein by reference.

    The substantial majority of technical concepts and codes embodied in the Company's computer programs and program documentation are not protected by patents or copyrights but constitute trade secrets that are proprietary to the Company. The Company and its subsidiaries are the owners of various trademarks and service marks, including the federally registered trademarks or service marks "MEDPRO," "IFAS," "CLINPRO," "MEDIPAC," "CML," "COSTREP," "TRENDSTAR," "TRENDSERVE," "TRENDPAC I," "BUDGET+," "CLINIPAC," "CLINSTAR," "HOSTS," "HSL," "PARAGON," "PARS," "GIVING DATA A VOICE," "LET YOUR DATA SPEAK FOR ITSELF," "QUANTUM," "ERS," "HEALTHQUEST," "PATHWAYS 2000," "PATIENT VIEW," "SAINT," "SAINT PLUS," "THE PRECISION ALTERNATIVE," "WIN," "CHARISMA," "CYCARE SYSTEMS," "CYCARE," "SPECTRAMED," "CYDATA," "DOCUMENTATION PLUS," "CLAIMCHECK," "PROVIDER INSIGHT," "AUTOCODER," "TITAN," "TOUCHSCAN," "TS-2000," "NOVA," "ENTERPRISE SCHEDULING," "ENTERPRISE SYSTEMS," "AMISYS," "PATTERNS REVIEW," "EPISODE PROFILER," "PATTERNS OF TREATMENT," "THE PROFESSIONALS," "REFERRAL ONE," "HEALTHFONE--YOUR CONFIDENTIAL SOURCE," "CENTRAMAX," and the triangular design that forms the Company logo, but such registration provides limited protection as to the trademark or service mark. "First Inform" is used under license from First Data Corporation. "SMR" and "Smart Medical Record" are used under license from HBOC Medical, Ltd.

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

YEAR 2000

    Software applications that use only two digits to identify a year may fail or create errors in the year 2000 (the "Year 2000 issue.") HBOC began evaluating the Year 2000 issue in 1994 and is currently continuing such efforts. The Company has implemented upgrades to a substantial portion of its products to address the Year 2000 issue. HBOC is currently evaluating the status of each of its products which is not, at present, Year 2000 compliant and anticipates that it will be able to substantially quantify its costs and required actions later in 1998. Although to date the expense of upgrading product applications to make them Year 2000 compliant has not been material, there can be no assurance that HBOC will not incur material costs with respect to such issues in the future. In addition, the Company has plans in place to make all critical internal systems Year 2000 compliant by the end of 1998 and will incur non-material costs to do so.

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

    The healthcare industry is subject to changing political, economic and regulatory influences, many of which relate to control of healthcare costs. Such changes may affect operational aspects of the healthcare industry, including procurement practices and the availability and/or allocation of capital funds, which could result in greater selectivity, thus adversely affecting HBOC's ability to sell its products. HBOC cannot predict with any certainty what impact, if any, future regulation or healthcare reform might have on its results of operations, financial condition or business.

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

    The stock market has, from time to time, experienced extreme price and volume fluctuations, particularly in the high technology sector, which have often been unrelated to the operating performance of particular companies. HBOC experiences fluctuations in its stock price related to these general market swings as well as announcements of technological innovations, new product introductions by HBOC or its competitors, market conditions in the computer software or hardware industries and healthcare reform measures. These fluctuations may adversely affect the Company's ability to make acquisitions utilizing its stock.

ITEM 2: PROPERTIES

    The Company's principal administrative and research offices are located at 301 and 303 Perimeter Center North, Atlanta, Georgia. The offices consist of approximately 226,000 square feet of space under a lease that expires in 1999. The rental expense for these offices totaled approximately $3.9 million for 1997.

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

ITEM 3: LEGAL PROCEEDINGS

    Information regarding Legal Proceedings is included in Note 9 of "Notes to Consolidated Financial Statements" on page 22 of the Annual Report, a copy of which is included as an exhibit to this Form 10-K and is incorporated herein by reference.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    During the quarter ended December 31, 1997, there were no matters submitted to a vote of security holders.

                                    PART II

ITEM 5:  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
       MATTERS

    The Company's common stock is traded on The Nasdaq Stock Market's National Market under the symbol HBOC. Information regarding the high and low sales prices, the number of holders of the Company's common stock and dividends is presented under the caption "Common Stock Data" on page 22 of the Annual Report, a copy of which is included as an exhibit to this Form 10-K and is incorporated herein by reference.

ITEM 6:  SELECTED FINANCIAL DATA

    The following is the Company's Five-Year Selected Financial Data:

(000 OMITTED EXCEPT PER SHARE DATA)          1997          1996         1995        1994        1993
---------------------------------------  ------------  ------------  ----------  ----------  ----------
Revenue................................  $  1,203,204  $    950,911  $  715,902  $  525,490  $  409,354
Net Income (Loss)......................  $    143,537  $     82,333  $   (7,895) $   34,500  $   19,893
Earnings (Loss) Per Share..............  $        .67  $        .39  $     (.04) $      .19  $      .11
Total Assets...........................  $  1,312,586  $  1,012,749  $  771,550  $  425,093  $  296,781
Long-Term Debt.........................  $      1,022  $        769  $    4,054  $   15,067  $    6,700
Dividends Declared Per Share...........  $        .06  $        .04  $      .04  $      .04  $     .038

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The information included in the "Financial Review" section on pages 6 through 9 of the Annual Report, a copy of which is included as an exhibit to this Form 10-K, is incorporated herein by reference.

ITEM 7A:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company does not invest in derivative financial instruments.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The information included on pages 11 through 22 of the Annual Report, a copy of which is included as an exhibit to this Form 10-K, under the captions "Condensed Consolidated Quarterly Statements of Income," "Consolidated Statements of Income," "Consolidated Balance Sheets," "Consolidated Statements of Stockholders' Equity," "Consolidated Statements of Cash Flows" and "Notes to Consolidated Financial Statements" is incorporated herein by reference.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

    The Company has neither changed its independent public accountants nor had any disagreements on accounting and financial disclosures with such accountants.

                                    PART III

ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The following table sets forth certain information regarding the executive officers of the Company as of February 28, 1998. Additional information regarding the Board of Directors is included in the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 12, 1998, under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance," which is incorporated herein by reference.

            NAME                  AGE                   POSITION WITH THE COMPANY
----------------------------      ---      ----------------------------------------------------

Charles W. McCall                     53   Chairman of the Board of Directors, President and
                                             Chief Executive Officer

Albert J. Bergonzi                    48   President and Co-Chief Operating Officer

Jay P. Gilbertson                     37   President, Co-Chief Operating Officer, Chief
                                             Financial Officer, Treasurer, Principal Accounting
                                             Officer and Secretary

Jay M. Lapine                         46   Senior Vice President, General Counsel and Assistant
                                             Secretary

Russell G. Overton                    50   Senior Vice President-Business Development

    Charles W. McCall has served as the Chairman of the Board of Directors since February 1998 and as a Director, President and Chief Executive Officer of the Company since 1991. Mr. McCall is also a Director of EIS International, Inc., WestPoint Stevens Inc. and AMERIGROUP INC.

    Albert J. Bergonzi has served as President and Co-Chief Operating Officer since December 1997, and served as President, Enterprise Solutions since 1996. He served as Executive Vice President-Sales from 1995 to 1996. From 1985 through 1995 he served as the Vice President and General Manager of HBOC's Amherst Product Group.

    Jay P. Gilbertson has served as President and Co-Chief Operating Officer since December 1997. He served as Executive Vice President and Secretary since 1996 and Senior Vice President since 1995. Since 1993 he has served as Vice President-Finance, Chief Financial Officer, Treasurer and Assistant Secretary. Mr. Gilbertson is also a Director of Anacomp, Inc.

    Jay M. Lapine has served as Senior Vice President since December 1997 and as Vice President, General Counsel and Assistant Secretary since 1996. From 1994 to 1996, he served as Associate General Counsel. From 1992 to 1994, prior to joining the Company, Mr. Lapine was Executive Vice President and General Counsel of Premier Anesthesia, a publicly held contract management firm providing physician services to hospitals.

    Russell G. Overton has served as Senior Vice President-Business Development since 1992.

ITEM 11:  EXECUTIVE COMPENSATION

    The Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 12, 1998, contains under the captions "Compensation of Directors" and "Executive Compensation," information relating to director and executive compensation for the year ended December 31, 1997, which is incorporated herein by reference.

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 12, 1998, contains under the captions "Security Ownership of Certain Beneficial Owners and Management" information relating to security ownership of beneficial owners and management, which is incorporated herein by reference.

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information contained in the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 12, 1998, under the caption "Certain Relationships and Related Transactions" is incorporated herein by reference.

                                    PART IV

ITEM 14:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    The following documents are filed as part of this report:

    (a)1.  Financial Statements


    The Annual Report contains the following information on pages 11 through 22:
"Condensed Consolidated Quarterly Statements of Income," "Consolidated Statements of Income," "Consolidated Balance Sheets," "Consolidated Statements of Stockholders' Equity," "Consolidated Statements of Cash Flows" and "Notes to Consolidated Financial Statements." The report of Arthur Andersen LLP on these financial statements is on page 23 of the Annual Report. These financial statements and the report of Arthur Andersen LLP are incorporated herein by reference.


    (a)2.  Financial Statement Schedules

               - Report of Independent Public Accountants as to Schedules Supporting Financial Statements

               -  Schedules Supporting Financial Statements

      SCHEDULE
       NUMBER
      ---------
        II        Valuation and Qualifying Accounts for the Three Years Ended
                   December 31, 1997.

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

           ON OCTOBER 5, 1995, AS PART OF ITS FORM S-8 (REGISTRATION NUMBER 33-63213):
*4         --1985 Employee Stock Option Plan of CliniCom Incorporated.

           ON MAY 21, 1996, AS PART OF ITS FORM 8-K DATED MAY 21, 1996:
 3(i)      -- HBO & Company Certificate of Incorporation, as amended.

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

 EXHIBIT
 NUMBER    DESCRIPTION
---------  --------------------------------------------------------------------------------------------------------
           ON DECEMBER 10, 1996, AS PART OF ITS FORM S-8 (REGISTRATION NUMBER 333-17583):
*4(a)      -- GMIS Inc. Non-Qualified Stock Option Agreement Between GMIS Inc. and Josephine G. Kaple.
*4(b)      -- GMIS Inc. Non-Qualified Stock Option Agreement Between GMIS Inc. and Lawrence Koenig.

           ON DECEMBER 10, 1996, AS PART OF ITS FORM S-8 (REGISTRATION NUMBER 333-17551):
*4         --GMIS Inc. 1991 Stock Option Plan.

           ON DECEMBER 10, 1996, AS PART OF ITS FORM S-8 (REGISTRATION NUMBER 333-17579):
*4         -- Gabrieli Medical Information Systems, Inc. 1984 Stock Option Plan.

           ON DECEMBER 10, 1996, AS PART OF ITS FORM S-8 (REGISTRATION NUMBER 333-17555):
*4         --GMIS Inc. 1995 Stock Option Plan.

           ON DECEMBER 10, 1996, AS PART OF ITS FORM S-8 (REGISTRATION NUMBER 333-10479):
*4         -- Gabrieli Medical Information Systems, Inc. 1985 Non-Qualified Common Stock Option Plan.

           ON MARCH 7, 1997, AS PART OF ITS FORM S-4 REGISTRATION STATEMENT DATED MARCH 7, 1997 (REGISTRATION
            NUMBER 333-22929), AS AMENDED BY AMENDMENT NO. 1 TO FORM S-4 DATED AND FILED ON APRIL 22, 1997, AS
            FURTHER AMENDED BY AMENDMENT NO. 2 TO FORM S-4 DATED AND FILED ON MAY 5, 1997, AS FURTHER AMENDED BY
            AMENDMENT NO. 3 TO FORM S-4 DATED AND FILED ON MAY 13, 1997:
 2         -- Agreement of Merger dated February 10, 1997, by and among HBO & Company, HBO & Company of Georgia, and AMISYS Managed Care Systems, Inc.

           ON MAY 14, 1997, AS PART OF ITS FORM S-4 REGISTRATION STATEMENT DATED MAY 14, 1997 (REGISTRATION NUMBER
            333-27045), AS AMENDED BY AMENDMENT NO. 1 TO FORM S-4 DATED AND FILED ON MAY 29, 1997:
 2         -- Agreement of Merger dated March 13, 1997, by and among HBO & Company, HBO & Company of Georgia, and
             Enterprise Systems, Inc.

           ON JUNE 17, 1997, AS PART OF ITS FORM S-8 (REGISTRATION NUMBER 333-29365):
*4         -- AMISYS Managed Care Systems, Inc. Directors' Stock Option Plan.

           ON JUNE 17, 1997, AS PART OF ITS FORM S-8 (REGISTRATION NUMBER 333-29367):
*4         -- AMISYS Managed Care Systems, Inc. 1994 Equity Incentive Plan.

           ON JUNE 30, 1997, AS PART OF ITS FORM S-8 (REGISTRATION NUMBER 333-30373):
*4         --Enterprise Systems, Inc. Long Term Incentive Plan.

           ON AUGUST 6, 1997, AS PART OF ITS FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 1997:
10         -- Second Amended and Restated Revolving Credit Agreement dated June 30, 1997 among HBO & Company, HBO &
             Company of Georgia, BankBoston, N.A., NationsBank of Texas, N.A. and other lending institutions, and
             BankBoston, N.A. as Agent.

           ON NOVEMBER 5, 1997, AS PART OF ITS FORM S-4 REGISTRATION STATEMENT DATED NOVEMBER 5, 1997 (REGISTRATION
            NUMBER 333-39525), AS AMENDED BY AMENDMENT NO. 1 TO FORM S-4 DATED AND FILED ON NOVEMBER 24, 1997:
 2         -- Agreement of Merger dated September 27, 1997, by and among HBO & Company, HBO & Company of Georgia, and National Health Enhancement Systems, Inc.

 EXHIBIT
 NUMBER    DESCRIPTION
---------  --------------------------------------------------------------------------------------------------------
           ON NOVEMBER 13, 1997, AS PART OF ITS FORM S-4 REGISTRATION STATEMENT DATED NOVEMBER 13, 1997
            (REGISTRATION NUMBER 333-40087), AS AMENDED BY AMENDMENT NO. 1 TO FORM S-4 DATED AND FILED ON NOVEMBER
            21, 1997:
 2         -- Agreement of Merger dated September 27, 1997, by and among HBO & Company, HBO & Company of Georgia, and HPR Inc.

           ON DECEMBER 22, 1997 AS PART OF ITS FORM S-8 (REGISTRATION NUMBER 333-42871):
*4         -- HBO & Company 1998 Employee Discount Stock Purchase Plan.

           ON DECEMBER 29, 1997 AS PART OF ITS FORM S-8 (REGISTRATION NUMBER 333-43375):
*4         --HPR Inc. HPR 1995 Eligible Directors Stock Plan.

           ON DECEMBER 29, 1997 AS PART OF ITS FORM S-8 (REGISTRATION NUMBER 333-43377):
*4         -- HPR Inc. Amended and Restated HPR 1995 Stock Plan, HPR Inc. Amended and Restated HPR 1991 Stock Plan.

           ON JANUARY 2, 1998 AS PART OF ITS FORM S-8 (REGISTRATION NUMBER 333-43673):
*4         -- National Health Enhancement Systems, Inc. Amended 1988 Stock Option Plan.

           ON JANUARY 2, 1998 AS PART OF ITS FORM S-8 (REGISTRATION NUMBER 333-43679):
*4         --Expert Systems, Inc. 1993 Stock Option Plan.

THE FOLLOWING EXHIBITS ARE INCLUDED IN THIS FORM 10-K:

11         -- Computation of Earnings (Loss) Per Share of Common Stock for the Years Ended December 31, 1997, 1996
             and 1995.
13         --Annual Report to Stockholders for the year ended December 31, 1997.
21         --Subsidiaries of Registrant.
23         --Consent of Arthur Andersen LLP.
27         --Financial Data Schedule.
27a        --Financial Data Schedule restated for September 30, 1997.
27b        --Financial Data Schedule restated for June 30, 1997.
27c        --Financial Data Schedule restated for March 31, 1997.
27d        --Financial Data Schedule restated for December 31, 1996.
27e        --Financial Data Schedule restated for September 30, 1996.
27f        --Financial Data Schedule restated for June 30, 1996.
27g        --Financial Data Schedule restated for March 31, 1996.
27h        --Financial Data Schedule restated for December 31, 1995.


    (b) Reports on Form 8-K during the quarter ended December 31, 1997, or subsequent to that date but prior to the filing date of this Form 10-K:

    FORM 8-K DATED FEBRUARY 10, 1998:

    Reporting under Item 5 that on February 10, 1998, the Board of Directors of HBO & Company declared a quarterly cash dividend of $.02 per share payable on April 22, 1998, to stockholders of record on March 31, 1998.

    Reporting under Item 5 of the unaudited combined operations for the first full month subsequent to the December 23, 1997, pooling acquisition of HPR Inc. and the December 29, 1997, pooling acquisition of National Health Enhancement Systems, Inc., as follows: revenue and net income for January 1998 was $100.0 million and $10.5 million, respectively; revenue and net income for January 1997 was $65.4 million and $5.5 million, respectively.

    FORM 8-K DATED FEBRUARY 12, 1998:


    Reporting under Item 5 that on February 10, 1998, the Board of Directors of HBO & Company elected Charles W. McCall, HBOC president and chief executive officer, to replace Holcombe T. Green, Jr., as chairman of the board.


    Reporting under Item 5, the Company announced the formation of HBOC Ventures, Inc., an organization designed to provide venture capital to small companies with promising healthcare technologies. In conjunction with this, HBOC has entered into a letter agreement with The Ohio Partners, LLC, an Ohio based venture capital fund, whereby the companies plan to initially invest up to $30 million in several companies over the next three years. The funds will be jointly managed by The Ohio Partners, LLC and HBOC.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors of HBO & Company:

    We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in HBO & Company's annual report to stockholders incorporated by reference in this Form 10-K, and have issued our report thereon dated February 6, 1998. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in item 14(a)2 is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                          ARTHUR ANDERSEN LLP

Atlanta, Georgia
February 6, 1998

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                HBO & COMPANY

                                By:            /s/ CHARLES W. MCCALL
                                     -----------------------------------------
                                                 Charles W. McCall
                                        CHAIRMAN OF THE BOARD OF DIRECTORS,
                                       PRESIDENT AND CHIEF EXECUTIVE OFFICER
                                              Date: February 28, 1998

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          SIGNATURE                       TITLE                    DATE
------------------------------  --------------------------  -------------------

    /s/ CHARLES W. MCCALL       Chairman of the Board of
------------------------------    Directors, President and   February 28, 1998
     (Charles W. McCall)          Chief Executive Officer

                                President, Co-Chief
                                  Operating Officer, Chief
    /s/ JAY P. GILBERTSON         Financial Officer,
------------------------------    Treasurer, Principal       February 28, 1998
     (Jay P. Gilbertson)          Accounting Officer and
                                  Secretary

   /s/ ALFRED C. ECKERT III
------------------------------  Director                     February 28, 1998
    (Alfred C. Eckert III)

  /s/ HOLCOMBE T. GREEN, JR.
------------------------------  Director                     February 28, 1998
   (Holcombe T. Green, Jr.)

   /s/ PHILIP A. INCARNATI
------------------------------  Director                     February 28, 1998
    (Philip A. Incarnati)

    /s/ ALTON F. IRBY III
------------------------------  Director                     February 28, 1998
     (Alton F. Irby III)

      /s/ GERALD E. MAYO
------------------------------  Director                     February 28, 1998
       (Gerald E. Mayo)

     /s/ JAMES V. NAPIER
------------------------------  Director                     February 28, 1998
      (James V. Napier)

   /s/ DONALD C. WEGMILLER
------------------------------  Director                     February 28, 1998
    (Donald C. Wegmiller)

                                                                     SCHEDULE II

                         HBO & COMPANY AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                                 (000 OMITTED)

                                                               ADDITIONS
                                                 BALANCE AT   CHARGED TO                                   BALANCE AT
                                                BEGINNING OF   COSTS AND     DEDUCTIONS                      END OF
                                                   PERIOD      EXPENSES    USE OF RESERVE    ADJUSTMENTS     PERIOD
                                                ------------  -----------  ---------------  -------------  -----------
YEAR ENDED DECEMBER 31, 1995:
Allowance for Doubtful Accounts...............   $    4,399    $   3,262      $   1,206       $   5,246     $  11,701
Inventory Reserves............................   $      870    $   2,075      $     233       $  --         $   2,712

YEAR ENDED DECEMBER 31, 1996:
Allowance for Doubtful Accounts...............   $   11,701    $   2,895      $   2,697       $  --         $  11,899
Inventory Reserves............................   $    2,712    $  --          $   2,217       $  --         $     495

YEAR ENDED DECEMBER 31, 1997:
Allowance for Doubtful Accounts...............   $   11,899    $   4,188      $     324       $   5,000     $  20,763
Inventory Reserves............................   $      495    $  --          $     495       $  --         $  --

                               INDEX TO EXHIBITS

    EXHIBIT
    NUMBER                                                 DESCRIPTION
---------------  -----------------------------------------------------------------------------------------------
          11     -- Computation of Earnings (Loss) Per Share of Common Stock for years ended December 31, 1997,
                    1996 and 1995...............................................................................
          13     -- Annual Report to Stockholders for the year ended December 31, 1997..........................
          21     -- Subsidiaries of Registrant..................................................................
          23     -- Consent of Arthur Andersen LLP..............................................................