Form 10-Q
period 1998-03-31
HBO & CO
filed 1998-05-11
CIK 310377

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

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998
                                       OR

   / /      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
            SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                         COMMISSION FILE NUMBER 0-9900

                            ------------------------

                                 HBO & COMPANY

             (Exact name of registrant as specified in its charter)

         DELAWARE                 37-0986839
      (State or other          (I.R.S. Employer
      jurisdiction of           Identification
     incorporation or               Number)
       organization)

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

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

    Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

           CLASS                SHARES OUTSTANDING AT APRIL 30, 1998
  Common Stock, $.05 par
           value                             214,826,194

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         PART 1--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                     CONSOLIDATED BALANCE SHEETS--UNAUDITED

                                 (000 OMITTED)

                                                                                        MARCH 31,    DECEMBER 31,
                                                                                           1998          1997
                                                                                       ------------  ------------
ASSETS
CURRENT ASSETS:
  Cash and Cash Equivalents..........................................................  $    467,942   $  432,477
  Short-Term Investments.............................................................         4,987        4,981
  Receivables, Net of Allowance For Doubtful Accounts of $19,571 and $20,763.........       447,121      421,876
  Current Deferred Income Taxes......................................................        27,649       36,311
  Inventories........................................................................         7,844        6,513
  Prepaids and Other Current Assets..................................................        20,738       21,515
                                                                                       ------------  ------------
    Total Current Assets.............................................................       976,281      923,673
                                                                                       ------------  ------------
INTANGIBLES
  Net of Accumulated Amortization of $51,541 and $48,559.............................       165,935      174,233
CAPITALIZED SOFTWARE
  Net of Accumulated Amortization of $56,203 and $50,618.............................        72,875       69,535
PROPERTY AND EQUIPMENT
  Net of Accumulated Depreciation of $109,649 and $102,295...........................       103,376      101,409
DEFERRED INCOME TAXES................................................................        35,110       36,600
OTHER NONCURRENT ASSETS, NET.........................................................         7,642        7,136
                                                                                       ------------  ------------
TOTAL ASSETS.........................................................................  $  1,361,219   $1,312,586
                                                                                       ------------  ------------
                                                                                       ------------  ------------

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Deferred Revenue...................................................................  $    156,016   $  125,399
  Other Current Liabilities..........................................................       182,742      279,134
                                                                                       ------------  ------------
    Total Current Liabilities........................................................       338,758      404,533
                                                                                       ------------  ------------
LONG-TERM DEBT.......................................................................           922        1,022
OTHER LONG-TERM LIABILITIES..........................................................         7,621        6,449
                                                                                       ------------  ------------
    Total Liabilities................................................................       347,301      412,004
                                                                                       ------------  ------------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Preferred Stock, 1,000 Shares Authorized and No Shares Issued......................       --            --
  Common Stock, $.05 Par Value, 250,000 Shares Authorized and 214,413 and 211,380
    Shares Issued....................................................................        10,721       10,569
  Additional Paid-in Capital.........................................................       627,127      574,863
  Retained Earnings..................................................................       376,070      315,150
                                                                                       ------------  ------------
    Total Stockholders' Equity.......................................................     1,013,918      900,582
                                                                                       ------------  ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY...........................................  $  1,361,219   $1,312,586
                                                                                       ------------  ------------
                                                                                       ------------  ------------

         The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

                  CONSOLIDATED STATEMENTS OF INCOME--UNAUDITED

                    (000 OMITTED EXCEPT FOR PER SHARE DATA)

                                                                                              THREE MONTHS ENDED
                                                                                                  MARCH 31,
                                                                                            ----------------------
                                                                                               1998        1997
                                                                                            ----------  ----------
REVENUE:
  Systems.................................................................................  $  167,934  $  124,493
  Services................................................................................     174,901     138,799
                                                                                            ----------  ----------
    Total Revenue.........................................................................     342,835     263,292
OPERATING EXPENSE:
  Cost of Operations......................................................................     147,769     113,032
  Marketing...............................................................................      46,350      41,216
  Research and Development................................................................      22,109      21,447
  General and Administrative..............................................................      23,606      26,199
                                                                                            ----------  ----------
    Total Operating Expense...............................................................     239,834     201,894
                                                                                            ----------  ----------
OPERATING INCOME..........................................................................     103,001      61,398
Other Income, Net.........................................................................       5,096       2,610
                                                                                            ----------  ----------
Income Before Income Taxes................................................................     108,097      64,008
Provision for Income Taxes................................................................      43,238      25,632
                                                                                            ----------  ----------
NET INCOME................................................................................  $   64,859  $   38,376
                                                                                            ----------  ----------
                                                                                            ----------  ----------

EARNINGS PER SHARE:
  Basic...................................................................................  $      .30  $      .19
                                                                                            ----------  ----------
                                                                                            ----------  ----------
  Diluted.................................................................................  $      .30  $      .18
                                                                                            ----------  ----------
                                                                                            ----------  ----------

WEIGHTED AVERAGE SHARES OUTSTANDING:
  Basic...................................................................................     212,814     205,584
                                                                                            ----------  ----------
                                                                                            ----------  ----------
  Diluted.................................................................................     218,882     213,509
                                                                                            ----------  ----------
                                                                                            ----------  ----------
CASH DIVIDENDS DECLARED PER SHARE.........................................................  $      .02  $      .01
                                                                                            ----------  ----------
                                                                                            ----------  ----------

       The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

                CONSOLIDATED STATEMENTS OF CASH FLOWS--UNAUDITED

                                 (000 OMITTED)

                                                                                             FOR THE THREE MONTHS
                                                                                               ENDED MARCH 31,
                                                                                            ----------------------
                                                                                               1998        1997
                                                                                            ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income for the Period...............................................................  $   64,859  $   38,376
  Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
    Depreciation and Amortization.........................................................      17,911      14,672
    Provision for Noncurrent Deferred Income Taxes........................................       1,472       1,597
    Changes in Assets and Liabilities, Net of Acquisitions:
      Receivables.........................................................................     (25,950)     16,002
      Current Deferred Income Taxes.......................................................       8,662        (244)
      Inventories.........................................................................      (1,331)     (2,702)
      Prepaids and Other Current Assets...................................................         771      (1,145)
      Noncurrent Deferred Income Tax......................................................          18        (186)
      Other Noncurrent Assets.............................................................        (646)       (892)
      Deferred Revenue....................................................................      30,586       6,626
      Other Current Liabilities...........................................................     (74,284)    (29,056)
    Other, Net............................................................................         349        (726)
                                                                                            ----------  ----------
        Total Adjustments.................................................................     (42,442)      3,946
                                                                                            ----------  ----------
        Net Cash Provided by Operating Activities.........................................      22,417      42,322
                                                                                            ----------  ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Sale of Property and Equipment..........................................................          50           3
  Capital Expenditures....................................................................      (9,925)     (7,155)
  Capitalized Software....................................................................      (9,104)     (7,332)
  Proceeds from Sale of Investments.......................................................      --           5,737
  Purchase of Investments.................................................................      --          (4,914)
  Other...................................................................................        (160)       (287)
                                                                                            ----------  ----------
        Net Cash Used in Investing Activities.............................................     (19,139)    (13,948)
                                                                                            ----------  ----------
        Net Cash Provided Before Financing Activities.....................................       3,278      28,374
                                                                                            ----------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from Issuance of Common Stock..................................................      37,523      18,504
  Repayment of Long-Term Debt.............................................................         (15)        (36)
  Repayment of Capital Leases.............................................................        (113)       (273)
  Purchase of Treasury Stock..............................................................        (980)       (401)
  Payment of Dividends....................................................................      (4,228)     (1,812)
                                                                                            ----------  ----------
        Net Cash Provided by Financing Activities.........................................      32,187      15,982
                                                                                            ----------  ----------
INCREASE IN CASH AND CASH EQUIVALENTS.....................................................      35,465      44,356
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD..........................................     432,477     204,952
                                                                                            ----------  ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD................................................  $  467,942  $  249,308
                                                                                            ----------  ----------
                                                                                            ----------  ----------
CASH PAID DURING THE PERIOD FOR:
  Interest................................................................................  $       16  $       64
  Income Taxes............................................................................  $   31,268  $   16,213

       The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    1. The consolidated financial statements include all adjustments that, in the opinion of management, are necessary for a fair presentation of the results for the periods indicated. All such adjustments are of a normal recurring nature. Quarterly results of operations are not necessarily indicative of annual results. Certain previously reported amounts have been reclassified to conform to the current presentation. These statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the HBO & Company (the "Company" or "HBOC") 1997 Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

    2. As of March 31, 1998, there was no outstanding balance on the Company's $50 million long-term revolving credit agreement. Interest is payable at the Company's option of prime or LIBOR plus 0.5% (6.1875% as of March 31, 1998). A commitment fee of 0.25% per annum is payable quarterly on the unused portion of the commitment. The agreement, which expires June 30, 1999, contains certain net worth, cash flow and financial ratio covenants. The Company is in compliance with these covenants at March 31, 1998.

    3. During the first quarter of 1998, the Company utilized $8.1 million and $9.3 million of severance and product-related acquisition reserves, respectively. As of March 31, 1998, remaining severance and product-related acquisition reserves were $5.8 million and $11.7 million, respectively.

    4. Effective January 1, 1998, HBOC adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", which requires interim disclosure of total comprehensive income. The Company believes that the adoption of SFAS No. 130 will have no material impact on its financial statements as there are no material differences between net income and comprehensive income.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

QUARTER ENDED MARCH 31, 1998, COMPARED TO QUARTER ENDED MARCH 31, 1997:

SUMMARY

    For the quarter ended March 31, 1998, the Company achieved earnings per share of $.30, a 67% increase over earnings per share of $.18 for the first quarter of 1997. Total HBOC revenue for the first quarter of 1998 increased 30% to $342.8 million from $263.3 million in the first quarter of 1997. Operating expense increased 19% for the first quarter of 1998 compared to the same period in 1997. The Company continues to make progress in the area of employee productivity, with revenue per average employee at March 31, 1998, of $211,000, up from $188,000 at March 31, 1997. These changes in revenue and expense combined to boost net income for the quarter ended March 31, 1998, by 69% to $64.9 million from $38.4 million for the first quarter 1997.

REVENUE

    Software license fee revenue grew 14% to $101.2 million for the first quarter of 1998 compared to the same period in 1997. Contributing to this increase was the continuing strong demand for Pathways
2000-Registered Trademark- and STAR 2000 solutions, as well as demand for products from recently acquired companies including Enterprise Systems, Inc., National Health Enhancement Systems, Inc., and HPR Inc. The continued growth in sales from developed and acquired products validates the integration strategy of the Company as customers look for a vendor with an enterprisewide solution set to meet their ever expanding needs.

    Hardware revenue increased 88% to $66.8 million for the first quarter compared to $35.6 million for the same period in 1997. This increase was primarily due to strong hardware sales of enterprise and connect technology equipment and a continuing effort to increase sales of add-on hardware to existing customers through the HBOC Sales Center. Hardware margins improved slightly for the first quarter of 1998 compared to the same period in 1997.

    Implementation and one-time services revenue for the quarter ended March 31, 1998, increased 28% to $56.5 million, from $44.1 million for the same period in 1997. This increase was primarily due to the numerous implementations resulting from strong 1997 system sales of the Company's STAR 2000 and Pathways 2000 products as well as payor market products. Installation and implementation services are offered to purchasers of all HBOC software products, and the Company continues to focus on increasing the efficiency of the implementation process utilizing such things as standard project plans and best practices service methodologies.

    Maintenance and support revenue increased 21% to $70.0 million for the first quarter of 1998 compared to $57.9 million for the same period in 1997. This increase was primarily the result of new maintenance contracts from increased software sales and the expansion of the customer base.

    Outsourcing revenue increased 45% for the first quarter of 1998, compared to the same period in 1997. This increase was mainly the result of international outsourcing revenue from HBOC UK's purchase acquisition of AT&T's UK Specialist Healthcare Services Division (AT&T Healthcare). AT&T Healthcare expands HBOC's role as a provider of software solutions and remote processing services for the financial and payroll needs of healthcare providers in the United Kingdom. This acquisition also makes the Company the largest healthcare information technology vendor in the UK.

EXPENSE

    Cost of operations as a percent of revenue remained constant at 43% for the first quarter of 1998, compared to the same period in 1997, despite strong hardware sales in the quarter. The gross margin for the first quarter of 1998 and 1997 was 57%. Cost of operations expense increased in 1998 compared to

1997 primarily due to increased personnel expense as a result of the overall growth of the Company and increased hardware costs associated with the growth in hardware sales.

    Marketing expense as a percent of revenue decreased to 14% for the first quarter of 1998 compared to 16% for the same period in 1997. Actual marketing expense increased primarily due to higher personnel and commission expense related to the growth in size and revenue of the Company.

    Research and development (R&D) expense as a percent of revenue decreased to 6% from 8% for the quarter ended March 31, 1998, compared to the same period in 1997. The R&D capitalization rate increased to 29% from 26% for the quarter ended March 31, 1998, compared to the same period in 1997. The R&D capitalization rate increased as a result of projects which focus on the integration of acquired products and the continued new development of enterprisewide solutions. The increase in actual R&D expense is mainly due to increases in personnel costs associated with growth in the Company.

    General and administrative (G&A) expense as a percent of revenue decreased to 7% in the first quarter of 1998 from 10% in the first quarter of 1997. Actual G&A expense decreased slightly for the period primarily due to cost savings realized from the integration of operations of acquired companies.

    Operating expense grew at a slower rate than revenue for the quarter ended March 31, 1998, compared to the same period in 1997, due to strong system revenue, successful cost control programs and productivity enhancements. Total operating income increased 68% for the quarter ended March 31, 1998, compared to the same period in 1997. In addition, operating income as a percent of revenue increased to 30% for the first quarter of 1998 from 23% for the first quarter of 1997.

    The tax rate remained constant at 40% for the quarters ended March 31, 1998, and 1997.

LIQUIDITY AND CAPITAL RESOURCES

MARCH 31, 1998, COMPARED TO DECEMBER 31, 1997:

    The Company continues to improve the strength and quality of its balance sheet. At March 31, 1998, with $473 million in cash and short-term investments, no bank debt and an improving current ratio, the Company remains well-positioned for continued growth.

    During the three-month period ended March 31, 1998, the Company generated $22.4 million in cash flow from operations. During the first quarter of 1998, the Company used cash of $19.1 million in investing activities, primarily consisting of $9.9 million used for capital expenditures and $9.1 million used for software development capitalization. An additional $32.2 million was provided from financing activities, primarily related to proceeds from the issuance of common stock pursuant to employee benefit plans which were partially offset by the payment of dividends. As a result, the Company's cash balance increased to $468 million at March 31, 1998, from $432 million at December 31, 1997.

    The Company's current ratio increased to 2.9:1 at March 31, 1998, from 2.3:1 at December 31, 1997. Current assets increased $53 million, primarily reflecting a large increase in cash. Receivables increased as well, but as a percent of current assets remained constant at 46% at March 31, 1998, and December 31, 1997. The Company's management places a high priority on the area of receivables, and the Company continues to monitor receivables performance closely. Current liabilities decreased $66 million, mainly due to the pay-down of year-end accruals and the utilization of acquisition reserves.

    The Company has access to several financing sources, including a $5 million line of credit and a $50 million revolving credit agreement. As of March 31, 1998, there were no outstanding balances on either. Management believes that the Company's existing cash and short-term investment balances, anticipated future cash flow from operations and amounts available under existing credit arrangements are sufficient to meet ongoing operational and capital expenditure requirements, as well as to fund costs associated with future equity acquisitions and small acquisitions for cash.

FORWARD-LOOKING STATEMENTS

    This report contains certain forward-looking statements, which are qualified by the risks and uncertainties described from time to time in HBOC's reports filed with the Securities and Exchange Commission, including the Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

                              ARTHUR ANDERSEN LLP
                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and
Board of Directors of
HBO & Company:

    We have reviewed the accompanying consolidated condensed balance sheet of HBO & COMPANY (a Delaware corporation) AND SUBSIDIARIES as of March 31, 1998 and the related statement of income for the three-month periods ended March 31, 1998 and 1997, and the statement of cash flows for the three-month periods ended March 31, 1998 and 1997. These financial statements are the responsibility of the Company's management.

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

                                          ARTHUR ANDERSEN LLP

Atlanta, Georgia
May 6, 1998

                           PART II--OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

    (c) On January 22, 1998, HBOC issued 2,736 shares of common stock upon the cashless exercise of a warrant issued by National Health Enhancement Systems, Inc. (which was acquired by HBOC) in reliance upon the exemption in Section 3(a)(9) of the Securities Act of 1933.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

    (a) Exhibits:

       11  Statement regarding computation of per share earnings.........................
       15  Letter re: unaudited interim financial information............................
       27  Financial Data Schedule.......................................................

    (b) Reports on Form 8-K filed during the quarter ended March 31, 1998, or subsequent to that date but prior to the filing date of this Form 10-Q:

FORM 8-K DATED FEBRUARY 10, 1998:

    Reporting under Item 5 that on February 10, 1998, the Board of Directors of HBO & Company declared a quarterly cash dividend of $0.02 per share payable on April 22, 1998, to stockholders of record on March 31, 1998.

    Reporting under Item 5 the unaudited combined operations for the first month subsequent to the December 23, 1997, pooling acquisition of HPR Inc., and the December 29, 1997, pooling acquisition of National Health Enhancement Systems, Inc., as follows: revenue and net income for January 1998 was $100.0 million and $10.5 million, respectively; revenue and net income for January 1997 was $65.4 million and $5.5 million, respectively.

FORM 8-K DATED FEBRUARY 12, 1998:

    Reporting under Item 5 that on February 10, 1998, the Board of Directors of HBO & Company elected Charles W. McCall, HBOC president and chief executive officer to replace Holcombe T. Green as chairman of the board.

    Reporting under Item 5 that the Company announced the formation of HBOC Ventures, Inc., an organization designed to provide venture capital to small companies with promising healthcare technologies. In conjunction with this, HBOC has entered into a letter agreement with The Ohio Partners, LLC, an Ohio based venture capital fund, whereby the companies plan to initially invest up to $30 million in several companies over the next three years. The funds will be jointly managed by The Ohio Partners, LLC and HBOC.

                                   SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                HBO & COMPANY
                                                (Registrant)

Date: May 8, 1998                                     By:           /s/ JAY P. GILBERTSON
                                                             ------------------------------------
                                                                      Jay P. Gilbertson
                                                            PRESIDENT, CO-CHIEF OPERATING OFFICER,
                                                             CHIEF FINANCIAL OFFICER, TREASURER,
                                                               PRINCIPAL ACCOUNTING OFFICER AND
                                                                          SECRETARY