Form 10-Q
period 1998-06-30
HBO & CO
filed 1998-08-03
CIK 310377

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998
                                       OR

/ /      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
       OF THE SECURITIES EXCHANGE ACT OF 1934
               FOR THE TRANSITION PERIOD FROM _______ TO _______

                         COMMISSION FILE NUMBER: 0-9900

                                 HBO & COMPANY
             (Exact name of registrant as specified in its charter)

          DELAWARE                     37-0986839
(State or other jurisdiction        (I.R.S. Employer
             of                  Identification Number)
      incorporation or
       organization)

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

                         ------------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

    Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                   CLASS                          SHARES OUTSTANDING AT JULY 31, 1998
--------------------------------------------  --------------------------------------------
        Common Stock, $.05 par value                          430,993,048

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         PART 1--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                     CONSOLIDATED BALANCE SHEETS--UNAUDITED
                                 (000 OMITTED)

                                                                                         JUNE 30,    DECEMBER 31,
                                                                                           1998          1997
                                                                                       ------------  ------------
ASSETS
CURRENT ASSETS:
  Cash and Cash Equivalents..........................................................  $    491,631   $  432,477
  Short-Term Investments.............................................................         5,223        4,981
  Receivables, Net of Allowance For Doubtful Accounts of $19,446 and $20,763.........       488,801      421,876
  Current Deferred Income Taxes......................................................        21,799       36,311
  Inventories........................................................................         9,746        6,513
  Prepaids and Other Current Assets..................................................        21,994       21,515
                                                                                       ------------  ------------
    Total Current Assets.............................................................     1,039,194      923,673
                                                                                       ------------  ------------
INTANGIBLES
  Net of Accumulated Amortization of $55,688 and $48,559.............................       161,748      174,233
CAPITALIZED SOFTWARE
  Net of Accumulated Amortization of $62,323 and $50,618.............................        77,619       69,535
PROPERTY AND EQUIPMENT
  Net of Accumulated Depreciation of $115,771 and $102,295...........................       108,678      101,409
DEFERRED INCOME TAXES................................................................        31,554       36,600
OTHER NONCURRENT ASSETS, NET.........................................................         5,331        7,136
                                                                                       ------------  ------------
TOTAL ASSETS.........................................................................  $  1,424,124   $1,312,586
                                                                                       ------------  ------------
                                                                                       ------------  ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Deferred Revenue...................................................................  $    152,524   $  125,399
  Other Current Liabilities..........................................................       160,522      279,134
                                                                                       ------------  ------------
    Total Current Liabilities........................................................       313,046      404,533
                                                                                       ------------  ------------
LONG-TERM DEBT.......................................................................           781        1,022
OTHER LONG-TERM LIABILITIES..........................................................         7,662        6,449
                                                                                       ------------  ------------
    Total Liabilities................................................................       321,489      412,004
                                                                                       ------------  ------------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Preferred Stock, 1,000 Shares Authorized and No Shares Issued......................       --            --
  Common Stock, $.05 Par Value, 1,000,000 Shares Authorized and 430,766 and 211,380
    Shares Issued....................................................................        21,538       10,569
  Additional Paid-in Capital.........................................................       638,667      574,863
  Retained Earnings..................................................................       442,430      315,150
                                                                                       ------------  ------------
    Total Stockholders' Equity.......................................................     1,102,635      900,582
                                                                                       ------------  ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY...........................................  $  1,424,124   $1,312,586
                                                                                       ------------  ------------
                                                                                       ------------  ------------

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

                  CONSOLIDATED STATEMENTS OF INCOME--UNAUDITED

                    (000 OMITTED EXCEPT FOR PER SHARE DATA)

                                                                     THREE MONTHS ENDED       SIX MONTHS ENDED
                                                                          JUNE 30,                JUNE 30,
                                                                   ----------------------  ----------------------
                                                                      1998        1997        1998        1997
                                                                   ----------  ----------  ----------  ----------
REVENUE:
  Systems........................................................  $  190,123  $  149,168  $  358,057  $  273,661
  Services.......................................................     186,581     142,326     361,482     281,125
                                                                   ----------  ----------  ----------  ----------
    Total Revenue................................................     376,704     291,494     719,539     554,786
OPERATING EXPENSE:
  Cost of Operations.............................................     155,079     124,619     302,848     237,651
  Marketing......................................................      53,035      43,394      99,385      84,610
  Research and Development.......................................      23,858      22,054      45,967      43,501
  General and Administrative.....................................      25,721      26,896      49,327      53,095
  Nonrecurring Charge............................................      (3,000)     35,420      (3,000)     35,420
                                                                   ----------  ----------  ----------  ----------
    Total Operating Expense......................................     254,693     252,383     494,527     454,277
                                                                   ----------  ----------  ----------  ----------
OPERATING INCOME.................................................     122,011      39,111     225,012     100,509
Other Income, Net................................................       4,015       4,525       9,111       7,135
                                                                   ----------  ----------  ----------  ----------
Income Before Income Taxes.......................................     126,026      43,636     234,123     107,644
Provision for Income Taxes.......................................      50,411      17,524      93,649      43,156
                                                                   ----------  ----------  ----------  ----------
NET INCOME.......................................................  $   75,615  $   26,112  $  140,474  $   64,488
                                                                   ----------  ----------  ----------  ----------
                                                                   ----------  ----------  ----------  ----------
EARNINGS PER SHARE:
  Basic..........................................................  $      .18  $      .06  $      .33  $      .16
                                                                   ----------  ----------  ----------  ----------
                                                                   ----------  ----------  ----------  ----------
  Diluted........................................................  $      .17  $      .06  $      .32  $      .15
                                                                   ----------  ----------  ----------  ----------
                                                                   ----------  ----------  ----------  ----------
WEIGHTED AVERAGE SHARES OUTSTANDING:
  Basic..........................................................     429,951     415,884     427,802     413,535
                                                                   ----------  ----------  ----------  ----------
                                                                   ----------  ----------  ----------  ----------
  Diluted........................................................     441,906     428,775     438,873     426,574
                                                                   ----------  ----------  ----------  ----------
                                                                   ----------  ----------  ----------  ----------
CASH DIVIDENDS DECLARED PER SHARE................................  $      .02  $     .005  $      .03  $      .01
                                                                   ----------  ----------  ----------  ----------
                                                                   ----------  ----------  ----------  ----------

    All share and per share amounts have been restated to reflect the June 1998 two-for-one stock split effected in the form of a stock dividend.

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

                CONSOLIDATED STATEMENTS OF CASH FLOWS--UNAUDITED
                                 (000 OMITTED)

                                                                                              FOR THE SIX MONTHS
                                                                                                ENDED JUNE 30,
                                                                                            ----------------------
                                                                                               1998        1997
                                                                                            ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income for the Period...............................................................  $  140,474  $   64,488
  Adjustments to Reconcile Net Income to Net Cash
  Provided by Operating Activities:
    Depreciation and Amortization.........................................................      36,042      29,903
    Nonrecurring Charge...................................................................      (3,000)     35,420
    Provision for Noncurrent Deferred Income Taxes........................................       4,052       3,089
    Changes in Assets and Liabilities, Net of Acquisitions:
      Receivables.........................................................................     (67,640)      4,031
      Current Deferred Income Taxes.......................................................      14,512      (5,633)
      Inventories.........................................................................      (3,233)       (839)
      Prepaids and Other Current Assets...................................................      (1,018)     (6,429)
      Noncurrent Deferred Income Tax......................................................         994      (4,141)
      Other Noncurrent Assets.............................................................       1,817       1,033
      Deferred Revenue....................................................................      27,094       1,512
      Other Current Liabilities...........................................................     (86,183)    (24,194)
    Other, Net............................................................................        (291)     (1,702)
                                                                                            ----------  ----------
        Total Adjustments.................................................................     (76,854)     32,050
                                                                                            ----------  ----------
        Net Cash Provided by Operating Activities.........................................      63,620      96,538
                                                                                            ----------  ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Sale of Property and Equipment..........................................................       1,748       2,497
  Capital Expenditures....................................................................     (25,066)    (33,257)
  Capitalized Software....................................................................     (20,044)    (16,358)
  Proceeds from Sale of Investments.......................................................      --          48,913
  Purchase of Investments.................................................................        (231)    (47,528)
  Other...................................................................................        (175)       (790)
                                                                                            ----------  ----------
        Net Cash Used in Investing Activities.............................................     (43,768)    (46,523)
                                                                                            ----------  ----------
        NET CASH PROVIDED BEFORE FINANCING ACTIVITIES.....................................      19,852      50,015
                                                                                            ----------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from Issuance of Common Stock..................................................      48,070      26,671
  Repayment of Long-Term Debt.............................................................         (32)       (447)
  Repayment of Capital Leases.............................................................        (221)       (449)
  Payment of Dividends....................................................................      (8,515)     (3,636)
                                                                                            ----------  ----------
        Net Cash Provided by Financing Activities.........................................      39,302      22,139
                                                                                            ----------  ----------
INCREASE IN CASH AND CASH EQUIVALENTS.....................................................      59,154      72,154
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD..........................................     432,477     204,952
                                                                                            ----------  ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD................................................  $  491,631  $  277,106
                                                                                            ----------  ----------
                                                                                            ----------  ----------
CASH PAID DURING THE PERIOD FOR:
  Interest................................................................................  $       54  $      116
  Income Taxes............................................................................  $   52,545  $   26,856

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

    2. As of June 30, 1998, there was no outstanding balance on the Company's $50 million long-term revolving credit agreement. Interest is payable at the Company's option of prime or LIBOR plus 0.5% (6.1602% as of June 30, 1998). A commitment fee of 0.25% per annum is payable quarterly on the unused portion of the commitment. The agreement, which expires June 30, 1999, contains certain net worth, cash flow and financial ratio covenants. The Company is in compliance with these covenants at June 30, 1998.

    3. During the six months ended June 30, 1998, the Company utilized $9.4 million and $14.5 million of severance and product-related acquisition reserves, respectively. As of June 30, 1998, remaining severance and product-related acquisition reserves were $4.5 million and $6.6 million, respectively. The Company periodically reviews reserves established in connection with acquisitions. During the second quarter of 1998, the Company reduced its product-related acquisition reserves by $3.0 million, which is reflected as a nonrecurring credit in the accompanying Statements of Income.

    4. In May 1998, the Company declared a two-for-one stock split effected in the form of a stock dividend on all common stock outstanding, paid on June 9, 1998, to all stockholders of record on May 27, 1998. All per share and share amounts (except stockholders' equity) have been restated.

    5. On July 20, 1998, the Company announced it had signed a definitive agreement to acquire US Servis, a leading professional management company providing outsourcing services for physician delivery systems and hospital business offices. The acquisition, which is subject to regulatory and US Servis stockholder approval, will be accounted for as a pooling of interests and is anticipated to close during the third quarter of 1998. Terms of the transaction call for a $50 million acquisition price, with US Servis stockholders receiving a fraction of a share of HBOC common stock for each share of US Servis common stock, to be determined on the basis of HBOC average trading prices shortly before the closing of the transaction.

    6. On July 23, 1998, the Company announced it had signed a definitive agreement to acquire IMNET Systems, Inc. (IMNET), the leading provider of electronic information and document management solutions for the healthcare industry. The acquisition, which is subject to regulatory and IMNET stockholder approval, will be accounted for as a pooling of interests and is anticipated to close during the fourth quarter of 1998. Terms of the acquisition call for IMNET stockholders to receive .84 of a share of HBOC common stock for each IMNET share held, subject to certain adjustments.

    7. Effective January 1, 1998, HBOC adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", which requires interim disclosure of total comprehensive income. For the three and six month periods ended June 30, 1998, other comprehensive income items, as defined by SFAS No. 130, were not significant.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS.

    IN THE FOLLOWING DISCUSSION, ALL EXPENSE, INCOME AND PER SHARE AMOUNTS EXCLUDE THE FOLLOWING: I) A $3.0 MILLION NONRECURRING CREDIT FOR THE QUARTER AND SIX MONTHS ENDED JUNE 30, 1998 RELATED TO THE 1997 ACQUISITION OF HPR, INC. AND;
II) A $35.4 MILLION NONRECURRING CHARGE RELATED TO THE SECOND QUARTER 1997 ACQUISITIONS OF AMISYS MANAGED CARE SYSTEMS, INC. AND ENTERPRISE SYSTEMS, INC.

RESULTS OF OPERATIONS

    QUARTER AND SIX MONTHS ENDED JUNE 30, 1998, COMPARED TO QUARTER AND SIX
     MONTHS ENDED JUNE 30, 1997:

SUMMARY

    For the quarter and six months ended June 30, 1998, the Company achieved diluted earnings per share of $.17 and $.32, respectively, a 55% increase over diluted earnings per share of $.11 for the second quarter of 1997 and a 60% increase over diluted earnings per share of $.20 for the first six months of 1997. Including nonrecurring charges, diluted earnings per share for the quarter and six months ended June 30, 1998, was $.17 and $.32, respectively, compared to $.06 and $.15 for the quarter and six months ended June 30, 1997.

    Total HBOC revenue for the second quarter of 1998 increased 29% to $376.7 million from $291.5 million in the second quarter of 1997, and 30% to $719.5 million from $554.8 million for the six months ended June 30, 1998, compared to the same period in 1997.

    Operating expense increased 19% for the quarter and six months ended June 30, 1998, compared to the same periods in 1997. The Company continues to make progress in the area of employee productivity, with revenue per average employee at June 30, 1998, of $219,000, up from $194,000 at June 30, 1997.

    These changes in revenue and expense combined to boost net income for the quarter and six months ended June 30, 1998, by 56% to $73.8 million and 62% to $138.7 million, respectively, compared to the same periods in 1997. Including nonrecurring charges, net income increased 190% to $75.6 million for the second quarter of 1998 and 118% to $140.5 for the six months ended June 30, 1998, compared to the same periods in 1997.

REVENUE

    Software license fee revenue grew 29% to $130.4 million for the second quarter of 1998 and 22% to $231.6 million for the six months ended June 30, 1998, compared to the same periods in 1997. Contributing to this increase was the continuing strong demand for Pathways 2000-Registered Trademark- and STAR 2000 solutions, as well as demand for products from the Payor Solutions Group. The Company also recognized strong quarter and year-to-date sales of its decision support and physician practice products. The continued growth in sales from developed and acquired products validates the integration strategy of the Company as customers look for a vendor with an enterprisewide solution set to meet their ever-expanding needs.

    Hardware revenue increased 25% to $59.7 million for the second quarter of 1998 and 52% to $126.5 million for the six months ended June 30, 1998, compared to the same periods in 1997. This increase was primarily due to strong sales of enterprise, Connect Technology Group, and physician practice hardware related to increased sales of software. Hardware margins decreased slightly for the quarter and increased slightly for the six months ended June 30, 1998, compared to the same periods in 1997.

    Implementation and one-time services revenue for the quarter and six months ended June 30, 1998, increased 42% to $67.7 million, from $47.8 million, and 35% to $124.2 million from $91.9 million, compared to the same periods in 1997. This increase was primarily due to the numerous implementations resulting from strong sales of the Company's STAR 2000 and Pathways 2000 products as well as payor market products. In addition, strong growth in implementation revenue was realized from the late 1997 purchase acquisition of AT&T's UK Specialist Healthcare Services Division (AT&T Healthcare). Installation and implementation services are offered to purchasers of all HBOC software products, and the Company continues to focus on increasing the efficiency of the implementation process using such things as standard project plans and best practices service methodologies.

    Maintenance and support revenue increased 23% to $69.9 million for the second quarter of 1998 and 22% to $139.9 million for the six months ended June 30, 1998, compared to the same periods in 1997. This increase was primarily the result of new maintenance contracts from increased software sales and the expansion of the customer base.

    Outsourcing revenue increased 41% for the second quarter of 1998 and 43% for the six months ended June 30, 1998, compared to the same periods in 1997. This increase was mainly the result of international outsourcing revenue from HBOC UK's purchase acquisition of AT&T Healthcare. AT&T Healthcare expands HBOC's role as a provider of software solutions and remote processing services for the financial and payroll needs of healthcare providers in the United Kingdom.

EXPENSE

    Cost of operations as a percent of revenue decreased to 41% from 43% for the second quarter of 1998 and decreased to 42% from 43% for the six months ended June 30, 1998, compared to the same periods in 1997. Gross margin for the second quarter of 1998 was 59% and for the six months ended June 30, 1998, was 58%, compared to 57% for the same periods in 1997. Cost of operations expense increased in both periods compared to the same periods in 1997, primarily due to increased personnel expense as a result of the overall growth of the Company and increased hardware costs associated with the growth in hardware sales. The six month increase was partially offset by lower third-party royalty expenses.

    Marketing expense as a percent of revenue decreased to 14% from 15% for both the quarter and six months ended June 30, 1998, compared to the same periods in 1997. Actual marketing expense increased primarily due to higher personnel, travel, and commission expense related to the growth in size and revenue of the Company.

    Research and development (R&D) expense as a percent of revenue decreased to 6% from 8% for both the quarter and six months ended June 30, 1998, compared to the same periods in 1997. The R&D capitalization rate increased to 31% from 29% for the second quarter, and to 30% from 27% for the six months ended June 30, 1998, compared to the same periods in 1997. The R&D capitalization rate increased as a result of increased projects focused on integrating the products from acquisitions and continued new development of enterprisewide solutions. Actual R&D expense increased slightly due to increases in personnel-related costs associated with growth in the Company.

    General and administrative (G&A) expense as a percent of revenue decreased to 7% in both the second quarter and six months ended June 30, 1998, from 9% in the second quarter of 1997 and from 10% for the six months ended June 30, 1997. Actual G&A expense decreased slightly for both periods primarily due to cost savings realized from the integration of operations of acquired companies.

    Operating expense grew at a slower rate than revenue for both the quarter and six months ended June 30, 1998, compared to the same periods in 1997, due to strong system and service revenue, successful cost-control programs and productivity enhancements. Total operating income increased 60% for the quarter and 63% for the six months ended June 30, 1998, compared to the same periods in 1997. In addition, operating income as a percent of revenue increased to 32% for the second quarter of 1998 from 26% for the second quarter of 1997, and to 31% for the six months ended June 30, 1998, compared to 25% for the same period in 1997.

    Total operating income, including nonrecurring charges, increased 212% for the quarter and 124% for the six months ended June 30, 1998, compared to the same periods in 1997. Including nonrecurring charges, operating income as a percent of revenue increased to 32% for the second quarter of 1998 from 13% for the second quarter of 1997, and to 31% for the six months ended June 30, 1998, compared to 18% for the same period in 1997.

    The tax rate remained constant at 40% for the quarter and six months ended June 30, 1998, and 1997.

LIQUIDITY AND CAPITAL RESOURCES

    JUNE 30, 1998, COMPARED TO DECEMBER 31, 1997:

    The Company continues to improve the strength and quality of its balance sheet. At June 30, 1998, with $497 million in cash and short-term investments, no bank debt and an improving current ratio, the Company remains well-positioned for continued growth.

    During the first six months of 1998, the Company generated $63.6 million in cash flow from operations. The Company used cash of $43.8 million in investing activities, primarily consisting of $25.1 million used for capital expenditures and $20.0 million used for software development capitalization. An additional $39.3 million was provided from financing activities, primarily related to proceeds from the issuance of common stock pursuant to employee benefit plans, that were partially offset by the payment of dividends. As a result, the Company's cash balance increased to $492 million at June 30, 1998, from $432 million at December 31, 1997.

    The Company's current ratio increased to 3.3:1 at June 30, 1998, from 2.3:1 at December 31, 1997. Current assets increased $115.5 million, primarily reflecting a large increase in cash and receivables. Receivables as a percent of current assets increased only slightly at June 30, 1998, from December 31, 1997. The Company's management places a high priority on the area of receivables, and the Company continues to monitor receivables performance closely. Current liabilities decreased $91.5 million, mainly due to the pay-down of year-end and acquisition accruals.

    The Company has access to several financing sources, including a $5 million line of credit and a $50 million revolving credit agreement. As of June 30, 1998, there were no outstanding balances on either. Management believes that the Company's existing cash and short-term investment balances, anticipated future cash flow from operations and amounts available under existing credit arrangements are sufficient to meet ongoing operational and capital expenditure requirements, as well as to fund costs associated with future equity acquisitions and small acquisitions for cash.

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

                              ARTHUR ANDERSEN LLP
                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and
Board of Directors of
HBO & Company:

We have reviewed the accompanying consolidated condensed balance sheet of HBO & COMPANY (a Delaware corporation) AND SUBSIDIARIES as of June 30, 1998 and the related statements of income for the three-month and six-month periods ended June 30, 1998 and 1997, and the statements of cash flows for the six-month periods ended June 30, 1998 and 1997. These financial statements are the responsibility of the Company's management.

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

Atlanta, Georgia
July 20, 1998

                           PART II--OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    The Company held its Annual Meeting of Stockholders on May 12, 1998. Of the 214,379,558 shares of common stock outstanding and entitled to vote at this meeting, 189,613,405 were represented at the meeting, in person or by proxy. The following matters were voted upon.

    1. The election of a Board of Directors consisting of seven persons named as nominees for Director in the Proxy Statement of the Company, to serve as Directors of the Company, each to serve until the next Annual Meeting of Stockholders or until their successor shall have been elected. The result of the vote for each individual Director was:

                                                                                          FOR         WITHHELD
                                                                                     -------------  -------------
Alfred C. Eckert III...............................................................    189,021,627        591,778
Philip A. Incarnati................................................................    189,039,489        573,916
Alton F. Irby......................................................................    184,728,582      4,884,823
Gerald E. Mayo.....................................................................    189,029,166        584,239
Charles W. McCall..................................................................    188,195,742      1,417,663
James V. Napier....................................................................    188,934,281        679,124
Donald C. Wegmiller................................................................    189,021,042        592,363

    Accordingly, all seven nominees were duly elected Directors of the Company.

    2. The approval to the Amendment of the Certificate of Incorporation of the Company to increase the number of authorized shares of Common Stock from 250,000,000 to 1,000,000,000. The result of the vote was 168,872,934 shares in favor, 20,602,834 shares opposed and 137,637 shares abstained. Accordingly, the Amendment was approved.

    3. The approval of the HBO & Company 1998 Employee Discount Stock Purchase Plan. The result of the vote was 188,361,125 shares in favor, 1,061,140 shares opposed and 191,140 shares abstained. Accordingly, the Plan was approved.

    4. The ratification of the appointment of Arthur Andersen LLP as independent public accountants to audit the accounts of the Company for the fiscal year ending December 31, 1998. The result of the vote was 189,360,460 shares in favor, 143,068 shares opposed and 109,877 shares abstained. Accordingly, the appointment of Arthur Andersen LLP was ratified.

ITEM 5. OTHER INFORMATION

    Proposals by stockholders intended to be presented at the 1999 Annual Meeting must be forwarded in writing and received at the principal executive office of the Company no later than December 4, 1998, directed to the attention of the Secretary, for consideration for inclusion in the Company's proxy statement for the Annual Meeting of Stockholders to be held in 1999. Moreover, with regard to any proposal by a stockholder not seeking to have such proposal included in the proxy statement but seeking to have such proposal considered at the 1999 Annual Meeting, if such stockholder fails to notify the Company in the manner set forth above of such proposal no later than February 17, 1999, then the persons appointed as proxies may exercise their discretionary voting authority if the proposal is considered at the 1999 Annual Meeting notwithstanding that stockholders have not been advised of the proposal in the proxy statement for the 1999 Annual Meeting. Any proposals submitted by stockholders must comply in all respects with the rules and regulations of the Securities and Exchange Commission and the provisions of the Company's Certificate of Incorporation and Bylaws and of Delaware law.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

    (a) Exhibits:

           11 Statement regarding computation of per share earnings..........................
           15 Letter re: unaudited interim financial information.............................
           27 Financial Data Schedule........................................................

    (b) Reports on Form 8-K filed during the quarter ended June 30, 1998, or subsequent to that date but prior to the filing date of this Form 10-Q:

FORM 8-K DATED MAY 19, 1998:

    Reporting under Item 5 that on May 12, 1998, the stockholders of HBO & Company approved an amendment to the Company's Certificate of Incorporation to increase the number of shares of authorized common stock from 250 million to 1 billion.

    Reporting under Item 5 that on May 12, 1998, the Board of Directors of HBO & Company declared a two-for-one stock split to be effected in the form of a stock dividend payable on June 9, 1998 to all stockholders of record as of May 27, 1998.

    Reporting under Item 5 that on May 12, 1998, the Board of Directors of HBO & Company declared a quarterly cash dividend of $0.02 per post split share payable on July 21, 1998, to stockholders of record on June 30, 1998.

    Reporting under Item 5 that on May 12, 1998, the Board of Directors of HBO & Company elected M. Christine Jacobs, president, chief executive officer and vice-chairman of Atlanta based Theragenics Corporation, to the HBOC Board of Directors.

FORM 8-K DATED MAY 27, 1998:

    Reporting under Item 5 that on July 20, 1998, the Company announced it had signed a definitive agreement to acquire US Servis, a leading professional management company providing outsourcing services for physician delivery systems and hospital business offices. The acquisition, which is subject to regulatory and US Servis stockholder approval, will be accounted for as a pooling of interests and is anticipated to close during the third quarter of 1998. Terms of the transaction call for a $50 million acquisition price, with US Servis stockholders receiving a fraction of a share of HBOC common stock for each share of US Servis common stock, to be determined on the basis of HBOC average trading prices shortly before the closing of the transaction.

    Reporting under Item 5 that on July 23, 1998, HBO & Company announced it had signed a definitive agreement to acquire IMNET Systems, Inc. (IMNET), a leading provider of electronic information and document management solutions for the healthcare industry. The acquisition, which is subject to regulatory and IMNET stockholder approval, will be accounted for as a pooling of interests and is anticipated to close during the fourth quarter of 1998. Terms of the acquisition call for IMNET stockholders to receive .84 of a share of HBOC common stock for each IMNET share held, subject to certain adjustments.

                                   SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                       HBO & COMPANY
                                                                       (Registrant)

Date: July 31, 1998                          By:        /s/ Jay P. Gilbertson
                                                        ------------------------------------------
                                                        Jay P. Gilbertson
                                                        PRESIDENT, CO-CHIEF OPERATING OFFICER,
                                                        CHIEF FINANCIAL OFFICER, TREASURER,
                                                        PRINCIPAL ACCOUNTING OFFICER AND SECRETARY