Form 10-Q
period 1998-09-30
HBO & CO
filed 1998-10-28
CIK 310377

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

                                       OR

_ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
  ACT OF 1934
            FOR THE TRANSITION PERIOD FROM __________ TO __________

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

                                      N/A

   (Former name, former address and former fiscal year, if changed since last report.)
                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No _ .

                       APPLICABLE ONLY TO CORPORATE ISSUERS:

    Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

              CLASS                           SHARES OUTSTANDING AT OCTOBER 27, 1998
----------------------------------  -----------------------------------------------------------
Common Stock, $.05 par value......                          433,070,983

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         PART 1--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                     CONSOLIDATED BALANCE SHEETS--UNAUDITED
                                 (000 OMITTED)

                                                                                    SEPTEMBER 30,    DECEMBER 31,
                                                                                         1998            1997
                                                                                   ----------------  ------------
                                                     ASSETS
CURRENT ASSETS:
  Cash and Cash Equivalents......................................................    $    555,875     $  432,477
  Short-Term Investments.........................................................           6,208          4,981
  Receivables, Net of Allowance For Doubtful Accounts of $22,406 and $20,763.....         510,998        421,876
  Current Deferred Income Taxes..................................................          20,573         36,311
  Inventories....................................................................           5,708          6,513
  Prepaids and Other Current Assets..............................................          31,631         21,515
                                                                                   ----------------  ------------
    Total Current Assets.........................................................       1,130,993        923,673
                                                                                   ----------------  ------------
INTANGIBLES
  Net of Accumulated Amortization of $60,016 and $48,559.........................         157,904        174,233
CAPITALIZED SOFTWARE
  Net of Accumulated Amortization of $68,002 and $50,618.........................          83,277         69,535
PROPERTY AND EQUIPMENT
  Net of Accumulated Depreciation of $116,985 and $102,295.......................         119,427        101,409
DEFERRED INCOME TAXES............................................................          28,135         36,600
OTHER NONCURRENT ASSETS, NET.....................................................          14,994          7,136
                                                                                   ----------------  ------------
TOTAL ASSETS.....................................................................    $  1,534,730     $1,312,586
                                                                                   ----------------  ------------
                                                                                   ----------------  ------------
                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Deferred Revenue...............................................................    $    134,794     $  125,399
  Other Current Liabilities......................................................         206,414        279,134
                                                                                   ----------------  ------------
    Total Current Liabilities....................................................         341,208        404,533
                                                                                   ----------------  ------------
LONG-TERM DEBT...................................................................             696          1,022
OTHER LONG-TERM LIABILITIES......................................................           7,687          6,449
                                                                                   ----------------  ------------
    Total Liabilities............................................................         349,591        412,004
                                                                                   ----------------  ------------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Preferred Stock, 1,000 Shares Authorized and No Shares Issued..................         --              --
  Common Stock, $.05 Par Value, 1,000,000 Shares Authorized and 431,485 and
    211,380 Shares Issued........................................................          21,574         10,569
  Additional Paid-in Capital.....................................................         645,740        574,863
  Retained Earnings..............................................................         517,825        315,150
                                                                                   ----------------  ------------
    Total Stockholders' Equity...................................................       1,185,139        900,582
                                                                                   ----------------  ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.......................................    $  1,534,730     $1,312,586
                                                                                   ----------------  ------------
                                                                                   ----------------  ------------

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

                  CONSOLIDATED STATEMENTS OF INCOME--UNAUDITED

                    (000 OMITTED EXCEPT FOR PER SHARE DATA)

                                                      THREE MONTHS ENDED    NINE MONTHS ENDED
                                                        SEPTEMBER 30,         SEPTEMBER 30,
                                                     --------------------  --------------------
                                                       1998       1997       1998       1997
                                                     ---------  ---------  ---------  ---------
REVENUE:
  Systems..........................................  $ 207,584  $ 163,210  $ 565,641  $ 436,871
  Services.........................................    192,047    143,966    553,529    425,091
                                                     ---------  ---------  ---------  ---------
    Total Revenue..................................    399,631    307,176  1,119,170    861,962

OPERATING EXPENSE:
  Cost of Operations...............................    161,319    130,448    464,167    368,099
  Marketing........................................     54,102     44,045    153,487    128,655
  Research and Development.........................     25,351     22,103     71,318     65,604
  General and Administrative.......................     25,697     26,706     75,024     79,801
  Nonrecurring Charge (Credit).....................     --         --         (3,000)    35,420
                                                     ---------  ---------  ---------  ---------
    Total Operating Expense........................    266,469    223,302    760,996    677,579
                                                     ---------  ---------  ---------  ---------

OPERATING INCOME...................................    133,162     83,874    358,174    184,383
Other Income, Net..................................      6,317      4,471     15,428     11,606
                                                     ---------  ---------  ---------  ---------
Income Before Income Taxes.........................    139,479     88,345    373,602    195,989
Provision for Income Taxes.........................     55,792     35,137    149,441     78,293
                                                     ---------  ---------  ---------  ---------
NET INCOME.........................................  $  83,687  $  53,208  $ 224,161  $ 117,696
                                                     ---------  ---------  ---------  ---------
                                                     ---------  ---------  ---------  ---------
EARNINGS PER SHARE:
  Basic............................................  $     .19  $     .13  $     .52  $     .28
                                                     ---------  ---------  ---------  ---------
                                                     ---------  ---------  ---------  ---------
  Diluted..........................................  $     .19  $     .12  $     .51  $     .28
                                                     ---------  ---------  ---------  ---------
                                                     ---------  ---------  ---------  ---------
WEIGHTED AVERAGE SHARES OUTSTANDING:
  Basic............................................    431,141    419,082    428,927    415,401
                                                     ---------  ---------  ---------  ---------
                                                     ---------  ---------  ---------  ---------
  Diluted..........................................    441,832    433,173    439,379    427,405
                                                     ---------  ---------  ---------  ---------
                                                     ---------  ---------  ---------  ---------
CASH DIVIDENDS DECLARED PER SHARE..................  $     .02  $     .01  $     .05  $     .02
                                                     ---------  ---------  ---------  ---------
                                                     ---------  ---------  ---------  ---------

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

                CONSOLIDATED STATEMENTS OF CASH FLOWS--UNAUDITED
                                 (000 OMITTED)

                                                                          FOR THE NINE MONTHS
                                                                          ENDED SEPTEMBER 30,
                                                                          --------------------
                                                                            1998       1997
                                                                          ---------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income for the Period.............................................  $ 224,161  $ 117,696
  Adjustments to Reconcile Net Income to Net Cash
  Provided by Operating Activities:
    Depreciation and Amortization.......................................     53,994     45,303
    Nonrecurring Charge.................................................     (3,000)    35,420
    Provision for Noncurrent Deferred Income Taxes......................      7,070        647
    Changes in Assets and Liabilities, Net of Acquisitions:
      Receivables, Net..................................................    (89,837)   (22,809)
      Current Deferred Income Taxes.....................................     15,738      3,390
      Inventories.......................................................        805        586
      Prepaids and Other Current Assets.................................    (10,545)   (11,581)
      Noncurrent Deferred Income Tax....................................      2,985     (1,893)
      Other Noncurrent Assets...........................................      2,067      2,870
      Deferred Revenue..................................................      9,364    (10,883)
      Other Current Liabilities.........................................    (39,371)    (3,161)
    Other, Net..........................................................         46        635
                                                                          ---------  ---------
      Total Adjustments.................................................    (50,684)    38,524
                                                                          ---------  ---------
      Net Cash Provided by Operating Activities.........................    173,477    156,220
                                                                          ---------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Sale of Property and Equipment........................................      1,759      3,509
  Capital Expenditures..................................................    (43,760)   (44,721)
  Capitalized Software..................................................    (31,417)   (24,959)
  Proceeds from Sale of Investments.....................................     --         76,262
  Purchase of Investments...............................................    (11,216)   (58,709)
  Other.................................................................       (542)    (1,035)
                                                                          ---------  ---------
      Net Cash Used in Investing Activities.............................    (85,176)   (49,653)
                                                                          ---------  ---------
      NET CASH PROVIDED BEFORE FINANCING ACTIVITIES.....................     88,301    106,567
                                                                          ---------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from Issuance of Common Stock................................     52,632     48,802
  Repayment of Long-Term Debt...........................................        (48)      (471)
  Repayment of Capital Leases...........................................       (357)      (607)
  Payment of Dividends..................................................    (17,130)    (5,612)
                                                                          ---------  ---------
      Net Cash Provided by Financing Activities.........................     35,097     42,112
                                                                          ---------  ---------
INCREASE IN CASH AND CASH EQUIVALENTS...................................    123,398    148,679
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD........................    432,477    204,952
                                                                          ---------  ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..............................  $ 555,875  $ 353,631
                                                                          ---------  ---------
                                                                          ---------  ---------
CASH PAID DURING THE PERIOD FOR:
  Interest..............................................................  $      90  $     125
  Income Taxes..........................................................  $  73,349  $  30,680

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

2. As of September 30, 1998, there was no outstanding balance on the Company's $50 million long-term revolving credit agreement. Interest is payable at the Company's option of prime or LIBOR plus 0.5% (5.875% as of September 30, 1998). A commitment fee of 0.25% per annum is payable quarterly on the unused portion of the commitment. The agreement, which expires June 30, 1999, contains certain net worth, cash flow and financial ratio covenants. The Company is in compliance with these covenants at September 30, 1998.

3. During the nine months ended September 30, 1998, the Company utilized $11.2 million and $18.5 million of severance and product-related acquisition reserves, respectively. As of September 30, 1998, remaining severance and product-related acquisition reserves were $2.5 million and $2.6 million, respectively. The Company periodically reviews reserves established in connection with acquisitions. In the second quarter of 1998, the Company reduced its product-related acquisition reserves by $3.0 million, which is reflected as a nonrecurring credit in the accompanying Statement of Income for the nine months ended September 30, 1998.

4. In May 1998, the Company declared a two-for-one stock split effected in the form of a stock dividend on all common stock outstanding, which was paid on June 9, 1998, to all stockholders of record on May 27, 1998. All per share and share amounts (except stockholders' equity) have been restated.

5. On July 23, 1998, the Company announced it had signed a definitive agreement to acquire IMNET Systems, Inc. (IMNET), a leading provider of electronic information and document management solutions for the healthcare industry. The acquisition, which is subject to regulatory and IMNET stockholder approval, will be accounted for as a pooling of interests and is scheduled to close on October 30, 1998. Terms of the acquisition call for IMNET stockholders to receive .84 of a share of HBOC common stock for each IMNET share held, subject to certain adjustments.

6. On September 28, 1998, the Company announced it had signed a definitive agreement to acquire Access Health, Inc. (Access Health), a leading provider of clinically based care management programs and healthcare information services. The acquisition, which is subject to regulatory and Access Health stockholder approval, will be accounted for as a pooling of interests and is anticipated to close during the fourth quarter of 1998. Stockholders of Access Health will receive 1.45 shares of HBOC common stock for each share of Access stock held, subject to certain adjustments.

7. On October 1, 1998, the Company completed the acquisition of US Servis, Inc.
(USS), a leading professional management company that provides outsourcing services for physician delivery systems and hospital business offices. The acquisition was accounted for as a pooling of interests; however, prior period amounts have not been restated as the impact of this acquisition is not material to HBOC. USS stockholders received .16265 of a share of HBOC common stock for each share of USS common stock, or approximately 1.9 million HBOC shares.

8. On October 18, 1998, McKesson Corporation (McKesson) and HBO & Company (HBOC) announced that the two companies have signed a definitive agreement for McKesson to acquire HBOC. Terms of the merger call for each HBOC stockholder to receive
 .37 of a share of McKesson common stock for each share of HBOC stock in a tax-free exchange. The merger, which is subject to regulatory approval,

McKesson and HBOC stockholder approval and other customary conditions, will be accounted for as a pooling of interests and is anticipated to close in the first quarter of 1999.

9. Effective January 1, 1998, HBOC adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," which requires interim disclosure of total comprehensive income. For the three and nine-month periods ended September 30, 1998, other comprehensive income items, as defined by SFAS No. 130, were not significant.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    IN THE FOLLOWING DISCUSSION, ALL EXPENSE, INCOME AND PER SHARE AMOUNTS EXCLUDE THE FOLLOWING: I) A $3.0 MILLION NONRECURRING CREDIT IN THE SECOND QUARTER OF 1998 RELATED TO THE 1997 ACQUISITION OF HPR, INC. AND; II) A $35.4 MILLION NONRECURRING CHARGE RELATED TO THE SECOND QUARTER 1997 ACQUISITIONS OF AMISYS MANAGED CARE SYSTEMS, INC., AND ENTERPRISE SYSTEMS, INC.

RESULTS OF OPERATIONS

    QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 1998, COMPARED TO QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 1997:

SUMMARY

    For the quarter and nine months ended September 30, 1998, the Company achieved diluted earnings per share of $.19 and $.51, respectively, a 58% increase over diluted earnings per share of $.12 for the third quarter of 1997 and a 55% increase over diluted earnings per share of $.33 for the first nine months of 1997. Including nonrecurring charges, diluted earnings per share for the quarter and nine months ended September 30, 1998, were $.19 and $.51, respectively, compared to $.12 and $.28 for the quarter and nine months ended September 30, 1997.

    Total HBOC revenue for the third quarter of 1998 increased 30% to $399.6 million from $307.2 million in the third quarter of 1997, and 30% to $1.1 billion from $862.0 million for the nine months ended September 30, 1998, compared to the same periods in 1997.

    Operating expense increased 19% for the quarter and nine months ended September 30, 1998, compared to the same periods in 1997. The Company continues to make progress in the area of employee productivity, with revenue per average employee at September 30, 1998, of $228,000, up from $199,000 at September 30, 1997.

    These changes in revenue and expense combined to boost net income for the quarter and nine months ended September 30, 1998, by 57% to $83.7 million and 60% to $222.4 million, respectively, compared to the same periods in 1997. Including nonrecurring charges, net income increased 57% to $83.7 million for the third quarter of 1998 and 90% to $224.2 for the nine months ended September 30, 1998, compared to the same periods in 1997.

REVENUE

    Software license fee revenue grew 30% to $151.0 million for the third quarter of 1998 and 25% to $382.6 million for the nine months ended September 30, 1998, compared to the same periods in 1997. Contributing to these increases is the continuing strong demand for Pathways 2000-Registered Trademark- and STAR 2000 enterprise software solutions, as well as continually increasing demand for products from the Payor Solutions Group. The Company also recognized strong quarter and year-to-date sales of its decision support and physician practice products. The continued growth in sales from developed and acquired products validates the integration strategy of the Company as customers look for a vendor with an enterprisewide solution set to meet their ever-expanding needs.

    Hardware revenue increased 20% to $56.6 million for the third quarter of 1998 and 40% to $183.1 million for the nine months ended September 30, 1998, compared to the same periods in 1997. This increase was primarily due to strong sales of enterprise, Connect Technology Group, and physician practice hardware related to increased sales of software. Hardware margins decreased for the quarter and remained constant for the nine months ended September 30, 1998, compared to the same periods in 1997.

    Implementation and one-time services revenue for the quarter and nine months ended September 30, 1998, increased 52% to $74.0 million, from $48.6 million, and 41% to $198.2 million from $140.5 million, compared to the same periods in 1997. This increase was primarily due to the numerous implementations resulting from strong sales of the Company's STAR 2000 and Pathways 2000 products as well as payor market products. In addition, strong growth in implementation revenue was realized from the late 1997 purchase acquisition of AT&T's UK Specialist Healthcare Services Division (AT&T Healthcare). Installation and implementation services are offered to purchasers of all HBOC software products, and the Company continues to focus on increasing the efficiency of the implementation process using such things as standard project plans and best practices service methodologies.

    Maintenance and support revenue increased 15% to $68.3 million for the third quarter of 1998 and 19% to $208.3 million for the nine months ended September 30, 1998, compared to the same periods in 1997. This increase was primarily the result of new maintenance contracts from increased software sales and the expansion of the customer base.

    Outsourcing revenue increased 48% to $24.1 million for the third quarter of 1998 and 45% to $68.5 million for the nine months ended September 30, 1998, compared to the same periods in 1997. This increase was mainly the result of international outsourcing revenue from HBOC UK's October 1997 purchase acquisition of AT&T Healthcare. The acquisition of AT&T Healthcare has expanded HBOC's role as a provider of software solutions and remote processing services for the financial and payroll needs of healthcare providers in the United Kingdom.

EXPENSE

    Cost of operations as a percent of revenue decreased to 40% from 42% for the third quarter of 1998 and decreased to 41% from 43% for the nine months ended September 30, 1998, compared to the same periods in 1997. Gross margin increased to 60% from 58% for the third quarter of 1998 and increased to 59% from 57% for the nine months ended September 30, 1998, compared to the same periods in 1997. Cost of operations expense increased in both periods compared to the same periods in 1997, primarily due to increased personnel expense as a result of the overall growth of the Company and increased hardware costs associated with the growth in hardware sales. The nine month increase was partially offset by lower third-party royalty expenses.

    Marketing expense as a percent of revenue remained constant at 14% for the third quarter of 1998 and decreased to 14% from 15% for the nine months ended September 30, 1998, compared to the same periods in 1997. Actual marketing expense increased primarily due to higher personnel, travel and commission expense related to the growth in size and revenue of the Company.

    Research and development (R&D) expense as a percent of revenue decreased to 6% from 7% for the third quarter of 1998 and decreased to 6% from 8% for the nine months ended September 30, 1998, compared to the same periods in 1997. The R&D capitalization rate increased to 31% from 28% for both the third quarter and the nine months ended September 30, 1998, compared to the same periods in 1997. The R&D capitalization rate increased as a result of increased projects focused on integrating the products from acquisitions and continued new development of enterprisewide solutions. Actual R&D expense increased due to increases in personnel-related costs associated with growth in the Company.

    General and administrative (G&A) expense as a percent of revenue decreased to 6% from 9% in the third quarter of 1998 and decreased to 7% from 9% for the nine months ended September 30, 1998, compared to the same periods in 1997. Actual G&A expense decreased for both periods primarily due to cost savings realized from the integration of operations of acquired companies.

    Operating expense grew at a slower rate than revenue for both the quarter and nine months ended September 30, 1998, compared to the same periods in 1997, due to strong system and service revenue, successful cost-control programs and productivity enhancements. Total operating income increased 59% for the quarter and 62% for the nine months ended September 30, 1998, compared to the same periods in 1997. In addition, operating income as a percent of revenue increased to 33% for the third quarter of 1998 from 27% for the third quarter of 1997, and to 32% for the nine months ended September 30, 1998, compared to 26% for the same period in 1997.

    Total operating income, including nonrecurring charges, increased 59% for the quarter and 94% for the nine months ended September 30, 1998, compared to the same periods in 1997. Including nonrecurring charges, operating income as a percent of revenue increased to 33% for the third quarter of 1998 from 27% for the third quarter of 1997, and to 32% for the nine months ended September 30, 1998, compared to 21% for the same period in 1997.

    The tax rate remained constant at 40% for the quarter and nine months ended September 30, 1998, and 1997.

LIQUIDITY AND CAPITAL RESOURCES

SEPTEMBER 30, 1998, COMPARED TO DECEMBER 31, 1997:

    The Company continues to improve the strength and quality of its balance sheet. At September 30, 1998, with $562.1 million in cash and short-term investments, no bank debt and an improving current ratio, the Company remains well-positioned for continued growth.

    During the first nine months of 1998, the Company generated $173.5 million in cash flow from operations. The Company used cash of $85.2 million in investing activities, primarily consisting of $31.4 million used for software development capitalization and $43.8 million used for capital expenditures including the construction of the Company's new headquarters building. An additional $35.1 million was provided from financing activities, primarily related to proceeds from the issuance of common stock pursuant to employee benefit plans, that were partially offset by the payment of dividends. As a result, the Company's cash balance increased to $555.9 million at September 30, 1998, from $432.5 million at December 31, 1997.

    The Company's current ratio increased to 3.3:1 at September 30, 1998, from 2.3:1 at December 31, 1997. Current assets increased $207.3 million, primarily reflecting a large increase in cash and receivables. Receivables as a percent of current assets decreased slightly at September 30, 1998, from December 31, 1997. The Company's management places a high priority on the area of receivables, and the Company continues to monitor receivables performance closely. Current liabilities decreased $63.3 million, mainly due to the pay-down of accruals partially offset by an increase in income tax payable.

    The Company has access to several financing sources, including a $5 million line of credit and a $50 million revolving credit agreement. As of September 30, 1998, there were no outstanding balances on either. Management believes that the Company's existing cash and short-term investment balances, anticipated future cash flow from operations and amounts available under existing credit arrangements are sufficient to meet ongoing operational and capital expenditure requirements, as well as to fund costs associated with future equity acquisitions and small acquisitions for cash.

YEAR 2000

    Software applications that use only two digits to identify a year in the date field may fail or create errors in the year 2000 (the "Year 2000 issue"). The Company began evaluating the Year 2000 issue in 1994 and has established a Year 2000 task force, the primary functions of which are to: (i) develop and implement HBOC's definition of Year 2000 compliance, (ii) monitor product and internal systems compliance, (iii) review customer preparations to implement Year 2000 releases, and (iv) provide centralization, accuracy and consistency of HBOC communications regarding Year 2000 to customers, stockholders, employees and the industry. HBOC's assessment of Year 2000 readiness for both internal and product arenas has been completed, and the task force is currently reviewing and monitoring these implementation efforts.

    HBOC's assessment indicates that products available for licensing and acquisition (where applicable) are, as of September 30, 1998, without material deviation, Year 2000 compliant. The readiness effort has been conducted in the ordinary course of business regarding the development of such software and the expenditures incurred have not been material. HBOC also delivers Year 2000 compliant versions of software products to customers under its software maintenance and support agreements, according to the terms of those agreements including costs thereof. Finally, since there is no uniform definition of "compliance," the Company may experience an increase in warranty claims. Such warranty claims are subject to contractual liability limitations and are not expected to create a material impact, if successful.

    In addition, final phases are being implemented regarding the readiness of the Company's internal systems. The Company plans to make all critical internal systems Year 2000 compliant without material deviation on or before February 28, 1999, and anticipates that it will not incur material costs to do so. The Company is making ongoing inquiries with respect to the Year 2000 readiness of its third party vendors. However, while the Company's current assessment does not suggest it, due to uncertainties associated with third party vendors being Year 2000 compliant, the Company is unable to predict whether a material adverse effect on business, results of operations, or financial condition may result.

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

                              ARTHUR ANDERSEN LLP

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and
Board of Directors of
HBO & Company:

We have reviewed the accompanying consolidated condensed balance sheet of HBO & COMPANY (a Delaware corporation) AND SUBSIDIARIES as of September 30, 1998 and the related statements of income for the three-month and nine-month periods ended September 30, 1998 and 1997, and the statements of cash flows for the nine-month periods ended September 30, 1998 and 1997. These financial statements are the responsibility of the Company's management.

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

Atlanta, Georgia
October 23, 1998

                           PART II--OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits:

11         Statement regarding computation of per share earnings..................
15         Letter re: unaudited interim financial information.....................
27         Financial Data Schedule................................................

(b) Reports on Form 8-K filed during the quarter ended September 30, 1998, or subsequent to that date but prior to the filing date of this Form 10-Q:

FORM 8-K DATED OCTOBER 5, 1998:

    Reporting under Item 5 that on September 28, 1998, HBO & Company (HBOC) announced it had signed a definitive agreement to acquire Access Health, Inc. (Access Health), a leading provider of clinically based care management programs and healthcare information services. The acquisition, which is subject to regulatory and Access Health stockholder approval, will be accounted for as a pooling of interests and is anticipated to close during the fourth quarter of 1998. Stockholders of Access Health will receive 1.45 shares of HBOC common stock for each share of Access stock held, subject to certain adjustments.

FORM 8-K DATED OCTOBER 19, 1998:

    On October 18, 1998, McKesson Corporation (McKesson) and HBO & Company
(HBOC) announced that the two companies have signed a definitive agreement for McKesson to acquire HBOC. Terms of the merger call for each HBOC stockholder to receive .37 of a share of McKesson common stock for each share of HBOC stock in a tax-free exchange. The merger, which is subject to regulatory approval, McKesson and HBOC stockholder approval and other customary conditions, will be accounted for as a pooling of interests and is anticipated to close in the first quarter of 1999.

                                   SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 HBO & COMPANY
                                                 (Registrant)

                                By:            /s/ JAY P. GILBERTSON
                                     -----------------------------------------
                                                 Jay P. Gilbertson
                                       PRESIDENT, CO-CHIEF OPERATING OFFICER,
                                        CHIEF FINANCIAL OFFICER, TREASURER,
Date: October 28, 1998               PRINCIPAL ACCOUNTING OFFICER AND SECRETARY